Form 10QSB
period 1996-03-31
EASTON BANCORP INC/MD
filed 1996-05-15
CIK 880209

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

(Mark One)

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
- - ---      EXCHANGE ACT OF 1934

               For the quarterly period ended:  March 31, 1996
                                                --------------

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
- - ---      EXCHANGE ACT OF 1934
         For the transition period from                 to
                                        ---------------    --------------

                      Commission file number:   33-43317
                                              ----------

                              EASTON BANCORP, INC.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

        Maryland                                        52-1745344
 ------------------------                  ------------------------------------
 (State of incorporation)                  (I.R.S. Employer Identification No.)


                  501 Idlewild Avenue, Easton, Maryland  21601
                  --------------------------------------------
                    (Address of principal executive offices)

                                 (410) 819-0300
                                 --------------
                          (Issuer's telephone number)

                                 Not Applicable
  --------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)


         Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes   X   No
     ---     ---

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         On May 8, 1996, 559,328 shares of the issuer's common stock, par value $.10 per share, were issued and outstanding.

         Transitional Small Business Disclosure Format (check one):
                               Yes      No   X
                                   ---      ---

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                              EASTON BANCORP, INC.
                                 BALANCE SHEETS
                                  (Unaudited)

                                                                       March 31,         December 31,
                                                                         1996               1995
                                                                         ----               ----
                                                    ASSETS
 Cash and due from banks                                              $   764,400        $   991,301
 Federal funds sold                                                     9,213,150          4,500,000
 Investment securities held-to-maturity (market
   value of $497,370 and $496,113, respectively)                          500,000            500,000
 Loans, less allowance for credit losses of
   $263,000 and $260,000, respectively                                 23,566,699         24,237,775
 Premises and equipment, net                                            1,687,048          1,597,478
 Intangible assets, net                                                   105,669            137,844
 Accrued interest receivable                                              147,838            156,483
 Other assets                                                              49,111             37,270
                                                                      -----------        -----------
          Total assets                                                $36,033,915        $32,158,151
                                                                      ===========        ===========

                                    LIABILITIES AND STOCKHOLDERS' EQUITY
 Deposits
   Noninterest-bearing                                                $ 1,293,320        $ 1,493,690
   Interest-bearing                                                    30,760,513         26,744,305
                                                                      -----------        -----------
          Total deposits                                               32,053,833         28,237,995
 Accrued interest payable                                                 106,723            101,109
 Securities sold under agreements to repurchase                           306,599            277,363
 Other liabilities                                                         10,406             10,007
                                                                      -----------        -----------
          Total liabilities                                            32,477,561         28,626,474
                                                                      -----------        -----------

 Stockholders' equity
   Common stock, par value $.10 per share;
     authorized 5,000,000 shares, 559,328
     issued and outstanding                                                55,933             55,933
   Additional paid-in-capital                                           5,217,686          5,217,686
   Retained earnings (deficit)                                         (1,717,265)        (1,741,942)
                                                                      -----------        -----------
          Total stockholders' equity                                    3,556,354          3,531,677
                                                                      -----------        -----------
          Total liabilities and stockholders' equity                  $36,033,915        $32,158,151
                                                                      ===========        ===========



See accompanying notes to financial statements.

                              EASTON BANCORP, INC.
                          STATEMENTS OF INCOME (LOSS)
                                  (Unaudited)


                                                                                Three Months Ended
                                                                                     March 31,
                                                                                ------------------
                                                                                1996           1995
                                                                                ----           ----
 Interest revenue
   Loans, including fees                                                      $558,695       $431,536
   Investment securities                                                         6,469          6,367
   Federal funds sold                                                           85,838         17,726
                                                                              --------       --------
          Total interest revenue                                               651,002        455,629

 Interest expense                                                              365,960        216,223
                                                                              --------       --------

          Net interest income                                                  285,042        239,406

 Provision for loan losses                                                       3,799         27,654
                                                                              --------       --------

          Net interest income after
            provision for loan losses                                          281,243        211,752
                                                                              --------       --------

 Other operating revenue                                                        22,974         23,868
                                                                              --------       --------

 Other expenses
   Salaries and benefits                                                       154,238        154,709
   Occupancy                                                                    19,259         16,555
   Furniture and equipment                                                      21,704         21,188
   Other operating                                                              84,339        122,325
                                                                              --------       --------
          Total operating expenses                                             279,540        314,777
                                                                              --------       --------

 Net income (loss) before income taxes                                          24,677        (79,157)

 Income taxes                                                                    -              -
                                                                              --------       --------

 Net income (loss)                                                            $ 24,677       ($79,157)
                                                                              ========       ========

 Earnings (loss) per common share                                             $   0.04       $  (0.14)
                                                                              ========       ========

 Weighted average common and common
   equivalent shares outstanding                                               595,320        559,328
                                                                              ========       ========

 Earnings (loss) per common share fully diluted                               $   0.04       $  (0.14)
                                                                              ========       ========

 Weighted average fully diluted shares outstanding                             598,519        559,328
                                                                              ========       ========


See accompanying notes to financial statements.

                              EASTON BANCORP, INC.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                               Three Months Ended
                                                                                   March 31,
                                                                              --------------------
                                                                              1996            1995
                                                                              ----            ----
 CASH FLOWS FROM OPERATING ACTIVITIES
   Interest received                                                      $  656,075     $   450,811
   Other revenue received                                                     22,974          24,310
   Cash paid for operating expenses                                         (234,466)       (284,552)
   Interest paid                                                            (360,346)       (204,421)
                                                                          ----------     -----------
                                                                              84,237         (13,852)
                                                                          ----------     -----------
 CASH FLOWS FROM INVESTING ACTIVITIES
   Cash paid for premises and equipment                                       (3,832)           (500)
   Net loans to customers                                                    665,116      (3,785,162)
   Loan participations purchased                                            (104,346)          -
   Loan participations sold                                                    -             897,750
                                                                          ----------     -----------
                                                                             556,938      (2,887,912)
                                                                          ----------     -----------
 CASH FLOWS FROM FINANCING ACTIVITIES
   Net change in customer deposits                                         3,845,074       2,390,936
                                                                          ----------     -----------

 NET INCREASE (DECREASE) IN CASH                                           4,486,249        (510,828)

 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          5,491,301       3,177,753
                                                                          ----------     -----------

 CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $9,977,550     $ 2,666,925
                                                                          ==========     ===========

 RECONCILIATION OF NET LOSS TO NET CASH USED IN
   OPERATING ACTIVITIES
   Net income (loss)                                                      $   24,677     $   (79,157)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
        Depreciation and amortization                                         24,341          37,933
        Provision for loan losses                                              3,799          27,654
        Decrease (increase) in accrued interest receivable
           and other assets                                                    8,645         (16,358)
        Increase in operating accounts payable and other
           liabilities                                                        26,347          12,728
        Deferred loan origination fees                                        (3,572)          3,348
                                                                          ----------     -----------
                                                                          $   84,237     $   (13,852)
                                                                          ==========     ===========

 Noncash activity:
   Other real estate acquired through foreclosure                         $  110,079     $     -
                                                                          ==========     ===========



See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS:

1.       Basis of Presentation

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto for the fiscal period ended December 31, 1995, included in the Company's Form 10-KSB.

2.       Cash Flows

         For purposes of reporting cash flows, cash and cash equivalents include cash on hand, unrestricted amounts due from banks, overnight investments in repurchase agreements, and federal funds sold.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Easton Bancorp, Inc. (the "Company") was incorporated in Maryland on July 19, 1991, primarily to own and control all of the capital stock of Easton Bank & Trust Company (the "Bank") upon its formation. The Bank commenced business on July 1, 1993, and the only activity of the Company since then has been the ownership and operation of the Bank. The Bank conducts a general commercial banking business in its service area, emphasizing the banking needs of individuals and small- to medium-sized businesses and professional concerns.

         The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Company's financial statements and related notes and other statistical information included elsewhere herein.

Results of Operations

         Net income for the Company for the three months ended March 31, 1996, was $24,677, compared to a loss of $79,157 during the corresponding period of 1995. This increase in earnings can be attributed primarily to the increase in net interest income, the reduction in the provision for loan losses, and the reduction in other operating expenses. The increase in net interest income is primarily the result of the increase in the Bank's loan portfolio from $20,635,597 at March 31, 1995, to $23,566,699 at March 31, 1996.

         The Bank's provision for loan losses was $3,799 for the quarter ended March 31, 1996, compared to $27,654 for the quarter ended March 31, 1995. The allowance for loan losses was $263,000 at March 31, 1996, or 1.10% of total loans, compared to $260,000 at December 31, 1995, or 1.06% of total loans. The level of the allowance for loan losses represents management's current estimate of future losses in the loan portfolio; however, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional increases in the allowance will not be required.

         Noninterest expense decreased $35,237, or 11.2%, to $279,540 for the quarter ended March 31, 1996, from $314,777 for the quarter ended March 31, 1995. The decrease was primarily related to the decrease in other operating expenses of $37,986. This decrease in other operating expenses was primarily due to a $10,124 decline in the premium rate paid by the Bank to the Federal Deposit Insurance Corporation (the "FDIC") for deposit insurance. In mid-1995, the FDIC reduced the deposit insurance rates for most banks to zero as a result of the Bank Insurance Fund reaching its legally mandated reserve ratio. The FDIC can raise the deposit insurance rates at any time. Any increase in the deposit insurance rates for the Bank will increase the Bank's cost of funds, and there can be no assurance that such cost could be passed on to the Bank's customers. Advertising and legal expenses also declined, dropping $11,239 and $10,832, respectively.

         Return on average assets and average equity, on an annualized basis, for the quarter ended March 31, 1996, were .31% and 2.81%, respectively, compared to (1.21)% and (7.41)%, respectively, for the same quarter of 1995. Earnings per share on a fully diluted basis for the quarters ended March 31, 1996, and March 31, 1995, amounted to $0.04 and $(0.14), respectively.

         The Company's assets ended the first quarter of 1996 at $36.0 million, an increase of 10.8% from $32.2 million at December 31, 1995. This increase can be attributed primarily to the increase in the Bank's deposits which resulted in the $4.7 million increase in federal funds sold, offset by the $671,076 decrease in loans. Total deposits ended the quarter at $32.1 million, up 11.9% from $28.2 million at December 31, 1995. At March 31, 1996, the Company's loan to deposit ratio was 74.3%, compared to 86.8% at December 31, 1995.

         The Company has adopted Statement of Financial Accounting Standards 115 ("SFAS 115") issued by the Financial Accounting Standards Board which provides for the classification of investment securities into the following three categories: trading, available-for-sale and held-to-maturity.
Securities that an enterprise has the intent and ability to hold until maturity are classified as held-to-maturity and reported at amortized cost. Trading securities and available-for-sale securities are reported at market value with unrealized gains and losses on trading securities reported in income and unrealized gains and losses on available-for-sale securities reported as a net amount in a separate component of shareholders' equity until realized. At March 31, 1996, the Company held $500,000 in securities classified held-to-maturity and no securities classified trading or available-for-sale.

         Management expects that its 1996 income will exceed expenses. The net income of $24,677 for the quarter ended March 31, 1996, is the largest profit shown for any quarter since the Bank opened in July 1993. The growth of loans and deposits and the associated increase in net interest income are the primary reasons for the increased income. Although management expects that the Company's current profitably will continue, future events, such as an unanticipated deterioration in the loan portfolio, could reverse this trend. Management's expectations are based on management's best judgement and actual results will depend on a number of factors that cannot be predicted with certainty and thus fulfillment of management's expectations cannot be assured.

Liquidity and Sources of Capital

         The $3.8 million increase in deposits from December 31, 1995, to March 31, 1996, is primarily reflected in the $4.7 million increase in federal funds sold, offset by the $671,076 decrease in loans. The Company's primary source of liquidity is cash on hand plus short-term investments. At March 31, 1996, the Company's liquid assets totaled $10,477,550, or 29.1% of total assets, compared to $5,991,301, or 18.6% of total assets, at December 31, 1995. The Company has a $1,000,000 line of credit, secured by investment securities of the Bank, from a correspondent bank for future liquidity. If additional liquidity is needed, the Bank will sell participations in its loans.

         The capital of the Company and the Bank exceeded all prescribed regulatory capital guidelines at March 31, 1996. At March 31, 1996, the Tier 1 leverage ratio for the Bank was 10.01%. At March 31, 1996, the Bank had a risk- weighted total capital ratio of 15.89%, and a Tier 1 risk-weighted capital ratio of 14.64%. The Company expects that its current capital and short-term investments will satisfy the Company's cash requirements for the foreseeable future. However, no assurance can be given in this regard as rapid growth, deterioration in the loan quality or poor earnings, or a combination of these factors, could change the Company's capital position in a relatively short period of time.


                                    PART II
                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         There are no material pending legal proceedings to which the Company or the Bank is a party or of which any of their property is the subject.

ITEM 2.  CHANGES IN SECURITIES.

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to security holders for a vote during the quarter ended March 31, 1996.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)     Exhibits.

                 3.1 Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of Registration Statement on Form S-18, File No. 33-43317).

                 3.2 Bylaws of the Company (incorporated by reference to Exhibit 3.2 of Registration Statement on Form S-18, File No. 33-43317).

                 10.1 Employment Agreement dated July 22, 1991, between the Company and Thomas P. McDavid (incorporated by reference to Exhibit 10.1 of Registration Statement on Form S-18, File No. 33-43317).

                 10.2 Easton Bancorp, Inc. 1991 Stock Option Plan (incorporated by reference to Exhibit 10.2 of Registration Statement on Form S-18, File No. 33-43317).

                 10.3 Form of Warrant Agreement (incorporated by reference to Exhibit 10.3 of Registration Statement on Form S-18, File No. 33-43317).

                 11.1     Computation of Earnings Per Share.

                 27.1     Financial Data Schedule.

         (b)     Reports on Form 8-K.

                 There were no reports on Form 8-K filed by the Company during the quarter ended March 31, 1996.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         EASTON BANCORP, INC.
                                         --------------------------------------
                                             (Registrant)



Date:    May 15, 1996                    By:  /s/ Thomas P. McDavid
       -------------------               --------------------------------------
                                                  Thomas P. McDavid
                                                  President



Date:     May 15, 1996                   By:  /s/ Pamela A. Mussenden
        ------------------               --------------------------------------
                                                  Pamela A. Mussenden
                                                  Assistant Treasurer
                                                  (Principal Financial Officer)

                               INDEX TO EXHIBITS

Exhibit                                                                                                      Sequential
Number                                                 Description                                           Page Number
- - ------                                                 -----------                                           -----------
 3.1             Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of
                 Registration Statement on Form S-18, File No. 33-43317).

 3.2             Bylaws of the Company (incorporated by reference to Exhibit 3.2 of Registration
                 Statement on Form S-18, File No. 33-43317).

10.1             Employment Agreement dated July 22, 1991, between the Company and Thomas P. McDavid
                 (incorporated by reference to Exhibit 10.1 of Registration Statement on Form S-18,
                 File No. 33-43317).

10.2             Easton Bancorp, Inc. 1991 Stock Option Plan (incorporated by reference to Exhibit 10.2 of Registration Statement on Form S-18, File No. 33-43317).

10.3             Form of Warrant Agreement (incorporated by reference to Exhibit 10.3 of Registration
                 Statement on Form S-18, File No. 33-43317).

11.1             Computation of Earnings Per Share.

27.1             Financial Data Schedule.
