Form 10QSB
period 1996-06-30
EASTON BANCORP INC/MD
filed 1996-08-09
CIK 880209

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

(Mark One)

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
- ---      EXCHANGE ACT OF 1934
         For the quarterly period ended:  June 30, 1996
                                          -------------

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
- ---      EXCHANGE ACT OF 1934
         For the transition period from                to
                                        --------------    -----------------

                      Commission file number:   33-43317
                                              ------------

                             EASTON BANCORP, INC.
          ----------------------------------------------------------
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

                                 Not Applicable
 -------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


         Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
   -----   -----

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         On August 5, 1996, 559,328 shares of the issuer's common stock, par value $.10 per share, were issued and outstanding.

         Transitional Small Business Disclosure Format (check one):
Yes      No  X
   -----   -----

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                      EASTON BANCORP, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                       June 30,         December 31,
                                                                         1996               1995
                                                                       --------           --------
                                ASSETS
 Cash and due from banks                                             $   685,168        $   991,301
 Federal funds sold                                                    8,250,000          4,500,000
 Investment securities held-to-maturity (market
   value of $739,073 and $496,113, respectively)                         750,000            500,000
 Loans, less allowance for credit losses of
   $279,000 and $260,000, respectively                                24,504,498         24,237,775
 Premises and equipment, net                                           1,553,376          1,597,478
 Intangible assets, net                                                   93,928            137,844
 Accrued interest receivable                                             174,785            156,483
 Other assets                                                             38,054             37,270
                                                                     -----------        -----------
         Total assets                                                $36,049,809        $32,158,151
                                                                     ===========        ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY
 Deposits
   Noninterest-bearing                                               $ 1,396,188        $ 1,493,690
   Interest-bearing                                                   30,706,990         26,744,305
                                                                     -----------        -----------
          Total deposits                                              32,103,178         28,237,995
 Accrued interest payable                                                100,384            101,109
 Securities sold under agreements to repurchase                          242,538            277,363
 Other liabilities                                                        17,808             10,007
                                                                     -----------        -----------
         Total liabilities                                            32,463,908         28,626,474
                                                                     -----------        -----------

 Stockholders' equity
   Common stock, par value $.10 per share;
     authorized 5,000,000 shares, 559,328
     issued and outstanding                                               55,933             55,933
   Additional paid-in-capital                                          5,217,686          5,217,686
   Retained earnings (deficit)                                        (1,687,718)        (1,741,942)
                                                                     -----------        -----------
         Total stockholders' equity                                    3,585,901          3,531,677
                                                                     -----------        -----------
         Total liabilities and stockholders' equity                  $36,049,809        $32,158,151
                                                                     ===========        ===========



See accompanying notes to financial statements.

                      EASTON BANCORP, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                  (Unaudited)

                                                             Three Months Ended            Six Months Ended
                                                                  June 30,                     June 30,
                                                             ------------------        -----------------------
                                                              1996       1995             1996          1995
                                                             ------     ------            -----        ------
 Interest revenue
   Loans, including fees                                    $568,155   $475,534        $1,126,850    $ 907,070
   Investment securities                                       9,543      6,469            16,012       12,836
   Federal funds sold                                        122,234     45,973           208,072       63,699
                                                            --------   --------        ----------    ---------
         Total interest revenue                              699,932    527,976         1,350,934      983,605

 Interest expense                                            386,380    286,494           752,340      502,717
                                                            --------   --------        ----------    ---------

         Net interest income                                 313,552    241,482           598,594      480,888

 Provision for loan losses                                    21,297     47,943            25,096       75,597
                                                            --------   --------        ----------    ---------

         Net interest income after
          provision for loan losses                          292,255    193,539           573,498      405,291
                                                            --------   --------        ----------    ---------

 Other operating revenue                                      33,003     24,210            55,977       48,078
                                                            --------   --------        ----------    ---------

 Other expenses
   Salaries and benefits                                     157,774    154,298           312,012      309,007
   Occupancy                                                  22,030     16,103            41,289       32,658
   Furniture and equipment                                    23,419     22,386            45,123       43,574
   Other operating                                            92,488    105,709           176,827      228,034
                                                            --------   --------        ----------    ---------
         Total operating expenses                            295,711    298,496           575,251      613,273
                                                            --------   --------        ----------    ---------

 Net income (loss) before income taxes                        29,547    (80,747)           54,224     (159,904)

 Income taxes                                                    -          -                 -             -
                                                            --------   --------        ----------    ---------

 Net income (loss)                                          $ 29,547   $(80,747)       $   54,224    $(159,904)
                                                            ========   ========        ==========    =========

 Earnings (loss) per common share                           $    .05   $   (.14)       $      .09    $    (.29)
                                                            ========   ========        ==========    =========

 Earnings (loss) per common share fully diluted             $    .05   $   (.14)       $      .09    $    (.29)
                                                            ========   ========        ==========    =========



See accompanying notes to financial statements.

                      EASTON BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                          Six Months Ended
                                                                              June 30,
                                                                         -----------------
                                                                       1996             1995
                                                                       ----             ----
 CASH FLOWS FROM OPERATING ACTIVITIES
   Interest received                                                $1,331,246      $   973,406
   Other revenue received                                               55,977           48,078
   Cash paid for operating expenses                                   (479,450)        (540,669)
   Interest paid                                                      (753,065)        (472,399)
                                                                    ----------      -----------
                                                                       154,708            8,416
                                                                    ----------      -----------
 CASH FLOWS FROM INVESTING ACTIVITIES
   Cash paid for premises, equipment and software                       (4,828)          (2,010)
   Net loans to customers                                             (300,175)      (4,953,439)
   Loan participations purchased                                      (100,000)            -
   Loan participations sold                                               -             897,750
   Purchase of investment securities                                  (250,000)            -
   Proceeds from sale of other real estate owned                       113,804             -
                                                                    ----------      -----------

                                                                      (541,199)      (4,057,699)
                                                                    ----------      -----------
 CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits and securities sold under
    agreements to repurchase                                         3,830,358        5,121,967
                                                                    ----------      -----------

 NET INCREASE (DECREASE) IN CASH                                     3,443,867        1,072,684

 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                    5,491,301        3,177,753
                                                                    ----------      -----------

 CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $8,935,168      $ 4,250,437
                                                                    ==========      ===========

 RECONCILIATION OF NET INCOME (LOSS) TO NET CASH USED
    IN OPERATING ACTIVITIES
   Net income (loss)                                                $   54,224      $  (159,904)
   Adjustments to reconcile net income (loss) to net cash
     used in operating activities:
        Depreciation and amortization                                   76,502           74,587
        Provision for loan losses                                       25,096           75,597
        Decrease (increase) in accrued interest receivable
           and other assets                                             (2,742)         (19,817)
        Increase (decrease) in operating accounts payable and
           other liabilities                                             7,076           32,276
        Deferred loan origination fees                                  (1,387)           5,677
        Gain on sale of other real estate                               (4,061)            -
                                                                    ----------      -----------
                                                                    $  154,708      $     8,416
                                                                    ==========      ===========
 Noncash activity:
   Other real estate acquired through foreclosure                   $  109,743      $      -
                                                                    ==========      ===========

See accompanying notes to financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS:

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

Results of Operations

         Net income for the Company for the three months ended June 30, 1996, was $29,547, compared to a loss of $80,747 during the corresponding period of 1995. Net income for the six months ended June 30, 1996, was $54,224, compared to a loss of $159,904 for the corresponding period of 1995. The increase in net income can be attributed primarily to the increase in net interest income, the reduction in the provision for loan losses, and the reduction in other operating expenses. The increase in net interest income is primarily the result of the increase in the Bank's loan portfolio from $21,753,602 at June 30, 1995, to $24,504,498 at June 30, 1996.

         The Bank's provision for loan losses was $21,297 for the quarter ended June 30, 1996, and $25,096 for the six months ended June 30, 1996, compared to $47,943 for the quarter ended June 30, 1995, and $75,597 for the six months ended June 30, 1995. The allowance for loan losses was $279,000 at June 30, 1996, or 1.13% of total loans, compared to $263,000 at March 31, 1996, or 1.10% of total loans, and $260,000 at December 31, 1995, or 1.06% of total loans.
The level of the allowance for loan losses represents management's current estimate of future losses in the loan portfolio; however, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional increases in the allowance will not be required.

         Noninterest expense decreased $2,785 to $295,711 for the quarter ended June 30, 1996, from $298,496 for the quarter ended June 30, 1995. The decrease was primarily related to the decrease in other operating expenses of $13,221, offset by minimal increases in salaries and benefits, occupancy and furniture and equipment expenses. The decrease in other operating expenses for the three months ended June 30, 1996, compared to the same period for 1995 was primarily due to a $10,124 decline in the premium rate paid by the Bank to the Federal Deposit Insurance Corporation (the "FDIC") for deposit insurance. In mid-1995, the FDIC reduced the deposit insurance rates for most banks to the statutory minimum assessment of $1,000 semiannually as a result of the Bank Insurance Fund reaching its legally mandated reserve ratio. The FDIC can raise the deposit insurance rates at any time. Any increase in the deposit insurance rates for the Bank will increase the Bank's cost of funds, and there can be no assurance that such cost could be passed on to the Bank's customers.

         Return on average assets and average equity, on an annualized basis, for the quarter ended June 30, 1996, were .33% and 3.33%, respectively, compared to (1.13)% and (7.79)%, respectively, for the same quarter of 1995. Return on average assets and average equity, on an annualized basis, for the six months ended June 30, 1996, were .31% and 3.14%, respectively. Earnings per share on a fully diluted basis for the quarter and six months ended June 30, 1996, were $.05 and $.09, respectively, compared to ($.14) and ($.29), respectively, for the same periods of 1995.

         The Company's assets ended the second quarter of 1996 at $36.0 million, an increase of $3.9 million, or 12.1%, from $32.2 million at December 31, 1995. This increase can be attributed primarily to the increase in the Bank's deposits which contributed significantly to the $3.8 million increase in federal funds sold. Total deposits ended the quarter at $32.1 million, up 13.7% from $28.2 million at December 31, 1995. At June 30, 1996, the Company's loan to deposit ratio was 77.2%, compared to 86.8% at December 31, 1995.

         The Company has adopted Statement of Financial Accounting Standards 115 ("SFAS 115") issued by the Financial Accounting Standards Board which provides for the classification of investment securities into the following three categories: trading, available-for-sale and held-to-maturity.
Securities that an enterprise has the intent and ability to hold until maturity are classified as held-to-maturity and reported at amortized cost. Trading securities and available-for-sale securities are reported at market value with unrealized gains and losses on trading securities reported in income and unrealized gains and losses on available-for-sale securities reported as a net amount in a separate component of shareholders' equity until realized. At June 30, 1996, the Company held $750,000 in securities classified held-to-maturity and no securities classified trading or available-for-sale.

         Management expects that its 1996 income will exceed expenses. The net income of $29,547 for the quarter ended June 30, 1996, is the largest profit shown for any quarter since the Bank opened in July 1993. The growth of loans and deposits and the associated increase in net interest income are the primary reasons for the increased income. Although management expects that the Company's current profitably will continue, future events, such as an unanticipated deterioration in the loan portfolio, could reverse this trend. Management's expectations are based on management's best judgement and actual results will depend on a number of factors that cannot be predicted with certainty and thus fulfillment of management's expectations cannot be assured.

Liquidity and Sources of Capital

         The $3.9 million increase in deposits from December 31, 1995, to June 30, 1996, is primarily reflected in the $3.8 million increase in federal funds sold. The Company's primary source of liquidity is cash on hand plus short-term investments. At June 30, 1996, the Company's liquid assets totaled $9,685,168, or 26.9% of total assets, compared to $5,991,301, or 18.6% of total assets, at December 31, 1995. The Company has a $1,000,000 line of credit, secured by investment securities of the Bank, from a correspondent bank for future liquidity. If additional liquidity is needed, the Bank will sell participations in its loans.

         The capital of the Company and the Bank exceeded all prescribed regulatory capital guidelines at June 30, 1996. At June 30, 1996, the Tier 1 leverage ratio for the Bank was 9.28%. At June 30, 1996, the Bank had a risk-weighted total capital ratio of 15.7%, and a Tier 1 risk-weighted capital ratio of 14.45%. The Company expects that its current capital and short-term investments will satisfy the Company's cash requirements for the foreseeable future. However, no assurance can be given in this regard as rapid growth, deterioration in the loan quality or poor earnings, or a combination of these factors, could change the Company's capital position in a relatively short period of time.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Company held its Annual Meeting of Shareholders on May 8, 1996, at which meeting all three of management's nominees for the Board of Directors were reelected to serve as Class II Directors for three year terms. The individuals reelected are: J. Fredrick Heaton, receiving 337,544 votes for and 950 votes against or withheld, with no votes abstaining; William C. Hill, receiving 338,094 votes for and 400 votes against or withheld, with no votes abstaining; and Roger A Orsini, receiving 338,044 votes for and 450 votes against or withheld, with no votes abstaining. Class I and Class III Directors continuing in office are: Sheila W. Bateman, Jack H. Bishop, W. David Hill, David F. Lesperance, Thomas P. McDavid, Vinodrai Mehta, Mahmood S. Shariff, and Jerry L. Wilcoxon.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)     Exhibits.

                 3.1 Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of Registration Statement on Form S-18, File No. 33-43317).

                 3.2 Bylaws of the Company (incorporated by reference to Exhibit 3.2 of Registration Statement on Form S-18, File No. 33-43317).

                 10.1 Employment Agreement dated July 22, 1991, between the Company and Thomas P. McDavid (incorporated by reference to Exhibit 10.1 of Registration Statement on Form S-18, File No. 33- 43317).

                 10.2 Easton Bancorp, Inc. 1991 Stock Option Plan (incorporated by reference to Exhibit 10.2 of Registration Statement on Form S-18, File No. 33-43317).

                 10.3 Form of Warrant Agreement (incorporated by reference to Exhibit 10.3 of Registration Statement on Form S-18, File No. 33-43317).

                 11.1     Computation of Earnings Per Share.

                 27.1     Financial Data Schedule (for SEC use only).

         (b)     Reports on Form 8-K.

                 There were no reports on Form 8-K filed by the Company during the quarter ended June 30, 1996.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            EASTON BANCORP, INC.
                                          --------------------------------------
                                                  (Registrant)



Date:    August 9, 1996                   By:  /s/ Thomas P. McDavid
       ---------------------------            ----------------------------------
                                                   Thomas P. McDavid
                                                   President



Date:    August 9, 1996                   By:  /s/ Pamela A. Mussenden
        --------------------------            ----------------------------------
                                                  Pamela A. Mussenden
                                                  Assistant Treasurer
                                                  (Principal Financial Officer)

                               INDEX TO EXHIBITS

Exhibit                                                                                                       Sequential
Number                                                 Description                                            Page Number
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

10.3             Form of Warrant Agreement (incorporated by reference to Exhibit 10.3 of Registration
                 Statement on Form S-18, File No. 33-43317).

11.1             Computation of Earnings Per Share.

27.1             Financial Data Schedule (for SEC Use Only).
