Form 10KSB
period 1996-12-31
EASTON BANCORP INC/MD
filed 1997-03-31
CIK 880209

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-KSB

(MARK ONE)

 X   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934 [NO FEE REQUIRED, EFECTIVE OCTOBER 7, 1996].

                  For the fiscal year ended: December 31, 1996

     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934

             For the transition period from           to
                                            ---------    ----------

                         Commission File No.: 33-43317
                                              --------

                              EASTON BANCORP, INC.
         -------------------------------------------------------------
          (Name of small business issuer as specified in its charter)

                    Maryland                                         52-1745344
------------------------------------------------  ------------------------------------------------
        (State or other jurisdiction of                           (I.R.S. Employer
         incorporation or organization)                         Identification No.)

     501 Idlewild Avenue, Easton, Maryland                             21601
------------------------------------------------                    ------------
    (Address of principal executive offices)                         (Zip Code)

         Issuer's telephone number, including area code: (410) 819-0300
                                                         --------------
         Securities registered under Section 12(b) of the Exchange Act:


                                                          Name of each exchange
      Title of each class                                  on which registered
      -------------------                                  --------------------
            None                                                   None


         Securities registered under Section 12(g) of the Exchange Act:

                                  Common Stock
                         ------------------------------
                                (Title of Class)

Check whether the small business issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the small business issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                      ---    ---
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the small business issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State the small business issuer's revenues for its most recent fiscal year:
$2,900,601.

The aggregate market value of the Common Stock held by non-affiliates of the small business issuer on March 20, 1997, was $4,425,252. This calculation is based upon an estimation by the Company's Board of Directors of fair market value of the Common Stock of $12.00 per share. There is not an active trading market for the Common Stock and it is not possible to identify precisely the market value of the Common Stock.

On March 20, 1997, 559,328 shares of the small business issuer's Common Stock were issued and outstanding.

Transitional Small Business Disclosure Format: YES    NO X
                                                  ---   ---

                      DOCUMENTS INCORPORATED BY REFERENCE

The Company's Annual Report to Stockholders for the year ended December 31, 1996, is incorporated by reference in this Form 10-KSB in Part II Item 5, Item 6, and Item 7. The Company's Proxy Statement for Annual Meeting of Stockholders to be held on May 14, 1997, is incorporated by reference in this Form 10-KSB in
Part III Item 9, Item 10, Item 11, and Item 12.

     This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements appear in a number of places in this Report and include all statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) the Company's financing plans; (ii) trends affecting the Company's financial condition or results of operations; (iii) the Company's growth strategy and operating strategy; and (iv) the declaration and payment of dividends. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors discussed herein and those factors discussed in detail in the Company's filings with the Securities and Exchange Commission.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

     Easton Bancorp, Inc. (the "Company") was incorporated as a Maryland corporation on July 19, 1991, primarily to own and control all of the capital stock of Easton Bank & Trust Company (the "Bank") upon its formation. On December 31, 1992, the Company completed the initial public offering (the "Offering") of its Common Stock, par value $0.10 per share (the "Common Stock"), in which it sold 559,328 shares of Common Stock at a price of $10.00 per share. Out of the proceeds of the Offering, the Company paid $5.0 million to the Bank in exchange for all of its outstanding capital stock and retained approximately $600,000 to cover expenses of the Company and to provide additional capital to the Bank if required. The Bank commenced business on July 1, 1993, and the only activity of the Company since then has been the ownership and operation of the Bank.

     The Bank was organized as a nonmember state bank under the laws of the State of Maryland. The Bank is engaged in a general commercial banking business from its main office location in its primary service area, Talbot County, Maryland.

     The Company's holding company structure can assist the Bank in maintaining its required capital ratios because the Company may, subject to compliance with debt guidelines implemented by the Board of Governors of the Federal Reserve System (the "Board of Governors" or the "Federal Reserve"), borrow money and contribute the proceeds to the Bank as primary capital. The holding company structure also permits greater flexibility in issuing stock for cash, property or services and in reorganization transactions. Moreover, subject to certain regulatory limitations, a holding company can purchase shares of its own stock, which the Bank may not do. A holding company may also engage in certain non-banking activities which the Board of Governors has deemed to be closely related to banking and proper incidents to the business of a bank holding company. These activities include making or servicing loans and certain types of leases; performing certain data processing services; acting as a fiduciary or investment or financial advisor; acting as a management consultant for other depository institutions; providing courier, appraisal, and consumer financial counseling services; providing tax planning and preparation services; providing check guaranty and collection agency services; engaging in limited real estate investment activities; underwriting, brokering, and selling credit life and disability insurance; engaging in certain other limited insurance activities; providing discount brokerage services; underwriting and dealing in certain government obligations and money market instruments and providing portfolio investment advice; acting as a futures commission merchant with respect to certain financial instrument transactions; providing foreign exchange advisory and transactional services; making investments in certain corporations for projects designed primarily to promote community welfare; and owning and operating certain healthy savings and loan associations. Although the Company has no present intention of engaging in any of these activities, if circumstances should lead the Company's management to believe that there is a need for these services in the Bank's marketing area and that such activities could be profitably conducted, the management of the Company would have the flexibility of commencing these activities upon filing notice thereof with the Board of Governors.

LOCATION AND SERVICE AREA

     The Bank conducts a general commercial banking business in its primary service area, emphasizing the banking needs of individuals and small- to medium-sized businesses and professional concerns. The Bank operates from a main office located at 501 Idlewild Avenue in Easton, Maryland, and from a branch office in the William Hill Manor located on Dutchman Lane in Easton. See "Facilities" below. The Bank draws most of its customer deposits and conducts most of its lending transactions from within its primary service area which encompasses Talbot County, Maryland.

     Talbot County is centrally located on the eastern shore of the Chesapeake Bay in eastern Maryland. Easton, the county seat, is approximately 59 miles southeast of Baltimore and 73 miles east of Washington, D.C. The City of Easton and Talbot County have experienced growth in population in recent years. The population of Easton increased from approximately 7,500 in 1980 to approximately 9,000 in 1990, while the population of Talbot County increased from approximately 25,000 to 30,000 during this period.

     The principal components of the economy of Talbot County are manufacturing (which accounts for approximately 30% of economic activity), agriculture, and tourism. Easton also has a strong component of health-care related businesses. The largest employers in the county include Memorial Hospital, Black & Decker, Allen Family Foods, a poultry producer, Cadmus Journal Services, a printing company, and William Hill Manor, Inc., a continuing care retirement community. The county has had a significant boating industry since colonial days. At present, this industry is made up of over a dozen builders, numerous supply companies, dealers and charter companies, and approximately 20 marinas. Talbot County's colonial homes and historical sites and boating, hunting, and fishing opportunities have resulted in tourism constituting a significant segment of the economy.

BANKING SERVICES

     The Bank offers a full range of deposit services that are typically available in most banks and savings and loan associations, including checking accounts, NOW accounts, savings accounts and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates are tailored to the Bank's principal market area at rates competitive to those offered in the area. In addition, the Bank offers certain retirement account services, such as Individual Retirement Accounts ("IRAs"). All deposit accounts are insured by the Federal Deposit Insurance Corporation (the "FDIC") up to the maximum amount allowed by law (generally, $100,000 per depositor subject to aggregation rules). The Bank solicits these accounts from individuals, businesses, associations and organizations, and governmental authorities.

     The Bank also offers a full range of short- to medium-term commercial and personal loans. Commercial loans include both secured and unsecured loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements), and purchase of equipment and machinery. Consumer loans include secured and unsecured loans for financing automobiles, home improvements, education, and personal investments. The Bank also originates and holds or sells into the secondary market fixed and variable rate mortgage loans and real estate construction and acquisition loans. The Bank's lending activities are subject to a variety of lending limits imposed by state and federal law. The Bank may not make any loans to any director, officer, or employee of the Bank (except for commercial loans to directors who are not officers or employees) unless the loan is approved by the Board of Directors of the Bank. Any such loan must be reviewed every six months by the Board of Directors.

     Other bank services include cash management services, safe deposit boxes, travelers checks, direct deposit of payroll and social security checks, and automatic drafts for various accounts. The Bank is associated with the MOST network of automated teller machines that may be used by Bank customers throughout Maryland and other regions. The Bank also offers MasterCard and VISA credit card services through a correspondent bank as an agent for the Bank.

     The Bank does not presently exercise trust powers. The Bank may in the future offer a full-service trust department, but cannot do so without the prior approval of the Maryland State Bank Commissioner (the "Commissioner").

COMPETITION

     The banking business is highly competitive. The Bank competes as a financial intermediary with other commercial banks, savings and loan associations, credit unions, and money market mutual funds operating in Talbot County and elsewhere. As of December 31, 1996, there were seven commercial banks operating a total of twenty offices in Talbot County, Maryland. Of these institutions, only The Talbot Bank of Easton is locally owned and operated. The Talbot Bank has a main office in Easton and three branches: two located in Easton and one in St. Michaels. St. Michaels Bank, while locally chartered, is controlled by a holding company in Baltimore. It operates a main office and four branches in Talbot County. NationsBank, Signet Bank -- Maryland, First National Bank of Maryland, and Crestar Bank, all of which are based in Baltimore, operate four, two, two, and one branches in Talbot County, respectively. Also, as of December 31, 1996, one savings and loan association, Loyola Federal Savings and Loan Association, was operating a branch in Easton. One credit union operates in the county; however, it has only nominal deposits. Financial service companies, such as Legg Mason Wood Walker, Inc., Ferris Baker Watts, Inc., Merrill Lynch, A.G. Edwards & Sons, Inc. and H.C. Wainwright, Inc. also operate offices in Talbot County.

FACILITIES

     The Bank's main office is located at 501 Idlewild Avenue, Easton, Maryland on approximately 53,000 square feet of land at the corner of Idlewild Avenue and Caulk Lane. The Bank also operates a branch facility at William Hill Manor located on Dutchman's Lane in Easton on approximately 72 square feet of leased space. This branch is limited to accepting deposits and cashing checks and is open only for limited hours each business day. See Item 12. "Certain Relationships and Related Transactions." The Bank presently expects to open a full-service branch facility during the Bank's fourth or fifth year of operation, although no sites have been identified and there can be no assurance that such a branch will actually be opened.

     The Bank acquired the site for the main office for $281,000 and spent approximately $1,081,000 for construction of the building, landscaping, paving, and sidewalks. Construction of the main office was completed in June 1993. The main office building is a two story building consisting of approximately 14,000 square feet. The Bank presently occupies only approximately 6,500 square feet for housing the main branch of the Bank, the operations center of the Bank, and the executive offices of the Company and the Bank. The Bank recently began improvements to complete the second floor of the main office building at an estimated cost of approximately $225,000. The improvements will provide approximately 5,100 additional square feet of office space, of which the Bank intends to use approximately 1,500 square feet. The remaining additional space will be leased to third parties.

     The William Hill Manor branch office space is leased pursuant to a five year lease dated July 1, 1995. Rent is fixed at $3,600 annually. At the end of the current term, the lease provides an option to extend with rent increases contingent on the performance of the Bank and based on the consumer price index.

EMPLOYEES

     As of March 20, 1997, the Bank had fifteen full-time employees and one part-time employee. The Company's operations are conducted through the Bank. Consequently, the Company does not have any separate employees. None of the employees of the Bank are represented by any collective bargaining unit. The Bank considers its relations with its employees to be good.

                           SUPERVISION AND REGULATION

     The Company and the Bank are subject to state and federal banking laws and regulations which impose specific requirements or restrictions on, and provide for general regulatory oversight with respect to, virtually all aspects of operations. These laws and regulations are generally intended to protect depositors, not stockholders. The following is a brief summary of certain statutes, rules and regulations affecting the Company and the Bank. To the extent that the following summary describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable laws or regulations may have a material adverse effect on the business and prospects of the Company. Beginning with the enactment of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and following with the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), numerous additional regulatory requirements have been placed on the banking industry in the past five years, and additional changes have been proposed. The banking industry is also likely to change significantly as a result of the passage of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act"). The operations of the Company and the Bank may be affected by legislative changes and the policies of various regulatory authorities. The Company is unable to predict the nature or the extent of the effect on its business and earnings that fiscal or monetary policies, economic control, or new federal or state legislation may have in the future.

THE COMPANY

     Because it owns the outstanding common stock of the Bank, the Company is a bank holding company within the meaning of the federal Bank Holding Company Act of 1956 (the "BHCA"). Under the BHCA, the Company is subject to periodic examination by the Federal Reserve and is required to file periodic reports of its operations and such additional information as the Federal Reserve may require. The Company's and the Bank's activities are limited to banking, managing or controlling banks, furnishing services to or performing services for its subsidiaries, or engaging in any other activity that the Federal Reserve determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

     Investments, Control, and Activities. With certain limited exceptions, the BHCA requires every bank holding company to obtain the prior approval of the Federal Reserve before (i) acquiring substantially all the assets of any bank,
(ii) acquiring direct or indirect ownership or control of any voting shares of any bank if after such acquisition it would own or control more than 5% of the voting shares of such bank (unless it already owns or controls the majority of such shares), or (iii) merging or consolidating with another bank holding company.

     In addition, and subject to certain exceptions, the BHCA and the Change in Bank Control Act, together with regulations thereunder, require Federal Reserve approval (or, depending on the circumstances, no notice of disapproval) prior to any person or company acquiring "control" of a bank holding company, such as the Company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Because the Company's Common Stock is registered under the Securities Exchange Act of 1934, under Federal Reserve regulations control will be rebuttably presumed to exist if a person acquires at least 10% of the outstanding shares of any class of voting securities of the Company. The regulations provide a procedure for challenge of the rebuttable control presumption.

     Under the BHCA, the Company is generally prohibited from engaging in, or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in, nonbanking activities, unless the Federal Reserve, by order or regulation, has found those activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the Federal Reserve has determined by regulation to be proper incidents to the business of banking include making or servicing loans and certain types of leases, engaging in certain insurance and discount brokerage activities, performing certain data processing services, acting in certain circumstances as a fiduciary or investment or financial advisor, owning savings associations, and making investments in certain corporations or projects designed primarily to promote community welfare.

     Source of Strength; Cross-Guarantee. In accordance with Federal Reserve policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances in which the Company might not otherwise do so. Under the BHCA, the Federal Reserve may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divestiture may aid the depository institution's financial condition. The Bank may be required to indemnify, or cross-guarantee, the FDIC against losses it incurs with respect to any other Bank controlled by the Company, which in effect makes the Company's equity investments in healthy bank subsidiaries available to the FDIC to assist any failing or failed bank subsidiary of the Company.

THE BANK

     General. The Bank operates as a state nonmember banking association incorporated under the laws of the State of Maryland and is subject to examination by the FDIC and the Commissioner. Deposits in the Bank are insured by the FDIC up to a maximum amount (generally $100,000 per depositor, subject to aggregation rules). The Commissioner and the FDIC regulate or monitor all areas of the Bank's operations, including security devices and procedures, adequacy of capitalization and loss reserves, loans, investments, borrowings, deposits, mergers, issuances of securities, payment of dividends, interest rates payable on deposits, interest rates or fees chargeable on loans, establishment of branches, corporate reorganizations, maintenance of books and records, and adequacy of staff training to carry on safe lending and deposit gathering practices. The FDIC requires the Bank to maintain certain capital ratios and imposes limitations on the Bank's aggregate investment in real estate, bank premises, and furniture and fixtures. The Bank is required by the FDIC and the Commissioner to prepare quarterly reports on the Bank's financial condition and to conduct an annual audit of its financial affairs in compliance with minimum standards and procedures prescribed by the Commissioner.

     Under FDICIA, all insured institutions must undergo periodic on-site examination by their appropriate banking agency. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate agency against each institution or affiliate as it deems necessary or appropriate. Insured institutions are required to submit annual reports to the FDIC and the appropriate agency (and state supervisor when applicable). FDICIA also directs the FDIC to develop with other appropriate agencies a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition, or other report of any insured depository institution. FDICIA also requires the federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating, among other things, to: (i) internal controls, information systems, and audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; and (v) asset quality.

     State nonmember banks which have been newly chartered within the past two years, and state nonmember banks and their holding companies which have undergone a change in control within the past two years or which have been deemed by the FDIC to be troubled institutions, must give the FDIC or the Board of Governors, respectively, 30 days prior notice of the appointment of any senior executive officer or director. Within the 30 day period, the FDIC or the Board of Governors, as the case may be, may disapprove any such appointment.

     Transactions With Affiliates and Insiders. The Bank is subject to Section 23A of the Federal Reserve Act, which places limits on the amount of loans or extensions of credit to, or investments in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. In addition, most of these loans and certain other transactions must be secured in prescribed amounts. The Bank is also subject to Section 23B of the Federal Reserve Act which, among other things, prohibits an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies. The Bank is subject to certain restrictions on extensions of credit to executive officers, directors, certain principal stockholders, and their related interests. Such extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.

     Community Reinvestment Act. The Community Reinvestment Act requires that each insured depository institution shall be evaluated by its primary federal regulator with respect to its record in meeting the credit needs of its local community, including low and moderate income neighborhoods, consistent with the safe and sound operation of those institutions. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. The Bank received a satisfactory rating in its most recent evaluation.

     Other Regulations. Interest and certain other charges collected or contracted for by the Bank are subject to state usury laws and certain federal laws concerning interest rates. The Bank's loan operations are also subject to certain federal laws applicable to credit transactions, such as the federal Truth-In-Lending Act governing disclosures of credit terms to consumer borrowers, the Home Mortgage Disclosure Act of 1975 requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves, the Equal Credit Opportunity Act prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit, the Fair Credit Reporting Act of 1978 governing the use and provision of information to credit reporting agencies, the Fair Debt Collection Act governing the manner in which consumer debts may be collected by collection agencies, and the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws. The deposit operations of the Bank also are subject to the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records, and the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that act, which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

DEPOSIT INSURANCE

     The deposits of the Bank are currently insured to a maximum of $100,000 per depositor, subject to certain aggregation rules. The FDIC establishes rates for the payment of premiums by federally insured banks and thrifts for deposit insurance. Separate insurance funds (BIF and SAIF) are maintained for commercial banks and thrifts, with insurance premiums from the industry used to offset losses from insurance payouts when banks and thrifts fail. Due to the high rate of failures in recent years, the fees that commercial banks and thrifts pay to BIF and SAIF have increased. Since 1993, insured depository institutions like the Bank have paid for deposit insurance under a risk-based premium system. Under this system, until mid-1995, depository institutions paid to BIF or SAIF from $0.23 to $0.31 per $100 of insured deposits depending on its capital levels and risk profile, as determined by its primary federal regulator on a semi-annual basis. Once the BIF reached its legally mandated reserve ratio in mid-1995, the FDIC lowered premiums for well-capitalized banks to $.04 per $100. Subsequently, the FDIC revised the range of premiums from $.00 to $.31 per $100.

     The assessment rate per $100 of insured deposits is currently $0.00 for the Bank for 1997. The Deposit Insurance Funds Act of 1996 eliminated the minimum assessment required by statute. It also separates, effective January 1, 1997, the Financial Corporation (FICO) assessment to service the interest on its bond obligations. The amount assessed on individual institutions, including the Bank, by FICO will be in addition to the amount paid for deposit insurance according to the risk-related assessment rate schedule. FICO assessment rates for the first semi-annual period of 1997 were set at 1.30 basis points annually for BIF deposits. For the first semi-annual period of 1997, the FDIC Board of Directors maintained the adjusted rate schedule and the Bank's insurance assessment will remain at $.00 per $100 in deposits through June 1997. Increases in deposit insurance premiums or changes in risk classification will increase the Bank's cost of funds, and there can be no assurance that such cost can be passed on the Bank's customers.

DIVIDENDS

     The principal source of the Company's cash revenues comes from dividends received from the Bank. The amount of dividends that may be paid by the Bank to the Company depends on the Bank's earnings and capital position and is limited by federal and state law, regulations, and policies. The Federal Reserve has stated that bank holding companies should refrain from or limit dividend increases or reduce or eliminate dividends under circumstances in which the bank holding company fails to meet minimum capital requirements or in which earnings are impaired.

     The Company's ability to pay any cash dividends to its stockholders in the future will depend primarily on the Bank's ability to pay dividends to the Company. In order to pay dividends to the Company, the Bank must comply with the requirements of all applicable laws and regulations. Under Maryland law, the Bank may pay a cash dividend only from the following, after providing for due or accrued expenses, losses, interest, and taxes: (i) its undivided profits, or (ii) with the prior approval of the Commissioner, its surplus in excess of 100% of its required capital stock. Under FDICIA, the Bank may not pay a dividend if, after paying the dividend, the Bank would be undercapitalized. See "Capital Regulations" below. See Item 5 below for a discussion of dividends paid by the Bank in the past two years.

     In addition to the availability of funds from the Bank, the future dividend policy of the Company is subject to the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, financial condition, cash needs, and general business conditions. If dividends should be declared in the future, the amount of such dividends presently cannot be estimated and it cannot be known whether such dividends would continue for future periods.

CAPITAL REGULATIONS

     The federal bank regulatory authorities have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, account for off-balance sheet exposure, and minimize disincentives for holding liquid assets. The resulting capital ratios represent qualifying capital as a percentage of total risk-weighted assets and offbalance sheet items. The guidelines are minimums, and the regulators have noted that banks and bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios well in excess of the minimums. The current guidelines require all bank holding companies and federallyregulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital includes common stockholders' equity before the unrealized gains and losses on securities available for sale, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangibles and excludes the allowance for loan and lease losses. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate term-preferred stock, and general reserves for loan and lease losses up to 1.25% of risk-weighted assets.

     Under the guidelines, banks' and bank holding companies' assets are given risk-weights of 0%, 20%, 50%, and 100%. In addition, certain off-balance sheet items are given credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight will apply. These computations result in the total risk-weighted assets. Most loans are assigned to the 100% risk category, except for first mortgage loans fully secured by residential property and, under certain circumstances, residential construction loans, both of which carry a 50% rating. Most investment securities are signed to the 20% category, except for municipal or state revenue bonds, which have a 50% rating, and direct obligations of or obligations guaranteed by the United States Treasury or United States Government agencies, which have a 0% rating.

     The federal bank regulatory authorities have also implemented a leverage ratio, which is Tier 1 capital as a percentage of average total assets less intangibles, to be used as a supplement to the risk-based guidelines. The principal objective of the leverage ratio is to place a constraint on the maximum degree to which a bank holding company may leverage its equity capital base. The minimum required leverage ratio for top-rated institutions is 3%, but most institutions are required to maintain an additional cushion of at least 100 to 200 basis points.

     FDICIA established a new capital-based regulatory scheme designed to promote early intervention for troubled banks and requires the FDIC to choose the least expensive resolution of bank failures. The new capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." To qualify as a "well capitalized" institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. As of December 31, 1996, the Company and the Bank were qualified as "well capitalized." See "Item 6. Management's Discussion and Analysis or Plan of Operation -- Capital."

     Under the FDICIA regulations, the applicable agency can treat an institution as if it were in the next lower category if the agency determines (after notice and an opportunity for hearing) that the institution is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice. The degree of regulatory scrutiny of a financial institution will increase, and the permissible activities of the institution will decrease, as it moves downward through the capital categories. Institutions that fall into one of the three undercapitalized categories may be required to (i) submit a capital restoration plan; (ii) raise additional capital; (iii) restrict their growth, deposit interest rates, and other activities; (iv) improve their management; (v) eliminate management fees; or (vi) divest themselves of all or part of their operations. Bank holding companies controlling financial institutions can be called upon to boost the institutions' capital and to partially guarantee the institutions' performance under their capital restoration plans.

     These capital guidelines can affect the Company in several ways. If the Bank begins to grow at a rapid pace, a premature "squeeze" on capital could occur making a capital infusion necessary. The requirements could impact the Company's ability to pay dividends. The Company's present capital levels are more than adequate; however, rapid growth, poor loan portfolio performance, or poor earnings performance or a combination of these factors could change the Bank's capital position in a relatively short period of time.

     Effective January 1, 1997, the FDIC amended the risk-based capital standards to incorporate a measure for market risk to cover all positions located in a institution's trading account, and foreign exchange and commodity positions wherever located. The effect of the rule is that it requires any bank or bank holding company with significant exposure to market risk to measure the risk and hold capital commensurate with that risk. Since the Bank does not currently engage, nor has any plans to engage, in trading, foreign exchange or commodity position activities, the rule does not have an effect on the required Bank capital levels.

     Both the Company and the Bank exceeded their respective regulatory capital requirements at December 31, 1996. See "Management's Discussion and Analysis or Plan of Operation -- Capital."

INTERSTATE BANKING AND BRANCHING RESTRICTIONS

     On September 29, 1994, the federal government enacted the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act"). This Act became effective on September 29, 1995, and permits eligible bank holding companies in any state, with regulatory approval, to acquire banking organizations in any other state. Effective June 1, 1997, the Interstate Banking Act will allow banks with different home states to merge, unless a particular state opts out of the statute. Consistent with the Interstate Banking Act, Maryland adopted legislation in 1995 which permits interstate bank mergers beginning September 29, 1995.

     In addition, beginning June 1, 1997, the Interstate Banking Act will permit national and state banks to establish de novo branches in another state if there is a law in that state which applies equally to all banks and expressly permits all out-of-state banks to establish de novo branches. In 1995, Maryland adopted "opt-in" legislation by which Maryland adopted the federal legislation effective September 29, 1995, before it automatically takes effect on June 1, 1997. The Maryland legislation permits out-of-state banks to establish branches in Maryland by opening a de novo branch, by acquiring an existing branch from a Maryland depository institution, or as a result of an interstate merger with a Maryland banking organization, as long as such states grant similar privileges for acquiring banking organizations in their states to banking organizations in Maryland. Under Maryland law, the Bank may open branches state-wide, subject to the prior approval of the Commissioner and the FDIC. There are currently no definite plans for the Company to acquire any bank, but the Company remains open to acquisitions as part of its strategic growth plan.

RECENT LEGISLATIVE DEVELOPMENTS

     From time to time, various bills are introduced in the United States Congress and at the state legislative level with respect to the regulation of financial institutions. Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry. The Company cannot predict whether any such proposals will be adopted or, if adopted, how such proposals would affect the Company.

ITEM 2. DESCRIPTION OF PROPERTY

     The Bank's main office is located at 501 Idlewild Avenue, Easton, Maryland on approximately 53,000 square feet of land at the corner of Idlewild Avenue and Caulk Lane. The Bank also operates a branch facility at William Hill Manor located on Dutchman's Lane in Easton on approximately 72 square feet of leased space. This branch is limited to accepting deposits and cashing checks and is open only for limited hours each business day. See Item 12. "Certain Relationships and Related Transactions."

     The Bank acquired the site for the main office for $281,000 and spent approximately $1,081,000 for construction of the building, landscaping, paving, and sidewalks. Construction of the main office was completed in June 1993. The main office building is a two story building consisting of approximately 14,000 square feet. The Bank presently occupies only approximately 6,500 square feet for housing the main branch of the Bank, the operations center of the Bank, and the executive offices of the Company and the Bank. The Bank recently began improvements to complete the second floor of the main office building at an estimated cost of approximately $225,000. The improvements will provide approximately 5,100 additional square feet of office space, of which the Bank intends to use approximately 1,500 square feet. The remaining additional space will be leased to third parties.

     The William Hill Manor branch office space is leased pursuant to a five year lease dated July 1, 1995. Rent is fixed at $3,600 annually. At the end of the current term, the lease provides an option to extend with rent increases contingent on the performance of the Bank and based on the consumer price index.

ITEM 3. LEGAL PROCEEDINGS

     There are no material pending legal proceedings to which the Company or the Bank or any of their properties are subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the stockholders of the Company during the fourth quarter of 1996.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     In response to this Item, the information included on pages 15 though 16 of the Company's Annual Report to Stockholders for the year ended December 31, 1996, is incorporated herein by reference.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     In response to this Item, the information included on pages 3 through 15 of the Company's Annual Report to Stockholders for the year ended December 31, 1996, is incorporated herein by reference.

ITEM 7. FINANCIAL STATEMENTS

     In response to this Item, the information included on pages 17 through 38 of the Company's Annual Report to Stockholders for the year ended December 31, 1996, is incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     In response to this item, the information included on pages 2 through 5 and page 8 of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 14, 1997, is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

     In response to this item, the information included on pages 5 through 8 of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 14, 1997, is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     In response to this item, the information included on pages 8 through 10 of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 14, 1997, is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In response to this item, the information included on page 10 of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 14, 1997, is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

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

10.3  Form of Warrant Agreement (incorporated by reference to
      Exhibit 10.3 of Registration Statement on Form S-18, File No. 33-43317).

  13  Annual Report to Stockholders for the year ended December 31, 1996.

  21  Subsidiaries of the Company.

  27  Financial Data Schedule (for SEC use only).

     (b) Reports on Form 8-K.

     No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1996.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          EASTON BANCORP, INC.
                                          -------------------------------------
                                          (Registrant)

                                          By: /s/ W. David Hill
                                            -----------------------------------
                                            W. David Hill
                                            Chairman of the Board
Date: March 28, 1997

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                     SIGNATURE                                     TITLE                     DATE
                     ---------                                     -----                --------------
/s/ Sheila W. Bateman                                Director; Secretary                March 28, 1997
---------------------------------------------------
Sheila W. Bateman

/s/ Jack H. Bishop                                   Director                           March 28, 1997
---------------------------------------------------
Jack H. Bishop

/s/ J. Parker Callahan, Jr.                          Director                           March 28, 1997
---------------------------------------------------
J. Parker Callahan, Jr.

/s/ J. Fredrick Heaton                               Director                           March 28, 1997
---------------------------------------------------
J. Fredrick Heaton

/s/ William C. Hill                                  Director                           March 28, 1997
---------------------------------------------------
William C. Hill

/s/ W. David Hill                                    Director; Chairman of the          March 28, 1997
---------------------------------------------------  Board; Principal Executive
W. David Hill                                        Officer

/s/ David F. Lesperance                              Director                           March 28, 1997
---------------------------------------------------
David F. Lesperance

/s/ Thomas P. McDavid                                Director; President                March 28, 1997
---------------------------------------------------
Thomas P. McDavid

/s/ Vinodrai Mehta                                   Director                           March 28, 1997
---------------------------------------------------
Vinodrai Mehta

/s/ Roger A. Orsini                                  Director                           March 28, 1997
---------------------------------------------------
Roger A. Orsini

                     SIGNATURE                                     TITLE                     DATE
                     ---------                                     -----                --------------
/s/ Mahmood S. Shariff                               Director                           March 28, 1997
---------------------------------------------------
Mahmood S. Shariff

/s/ Jerry L. Wilcoxon                                Director; Treasurer                March 28, 1997
---------------------------------------------------  (principal financial officer and
Jerry L. Wilcoxon                                    principal accounting officer)



                               INDEX TO EXHIBITS

                                                                         SEQUENTIAL
  NUMBER                           DESCRIPTION                           PAGE NUMBER
  ------                           -----------                           -----------
  3.1      Articles of Incorporation of the Company (incorporated by
           reference to Exhibit 3.1 of Registration Statement on Form
           S-18, File No. 33-43317).
  3.2      Bylaws of the Company (incorporated by reference to Exhibit
           3.2 of Registration Statement on Form S-18, File No.
           33-43317).
  10.1     Employment Agreement dated July 22, 1991, between the
           Company and Thomas P. McDavid (incorporated by reference to
           Exhibit 10.1 of Registration Statement on Form S-18, File
           No. 33-43317).
  10.2     Easton Bancorp, Inc. 1991 Stock Option Plan (incorporated by reference to Exhibit 10.2 of Registration Statement on Form
           S-18, File No. 33-43317).
  10.3     Form of Warrant Agreement (incorporated by reference to
           Exhibit 10.3 of Registration Statement on Form S-18, File
           No. 33-43317).
  13       Annual Report to Stockholders for the year ended December
           31, 1996.
  21       Subsidiaries of the Company.
  27       Financial Data Schedule (for SEC use only).