Form 10KSB40
period 1997-12-31
EASTON BANCORP INC/MD
filed 1998-03-26
CIK 880209

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-KSB

(Mark One)
  X           ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----         ACT OF 1934


                  For the fiscal year ended: December 31, 1997
                                             -----------------
----- TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to ________

                         Commission File No.: 33-43317
                                             ---------

                              EASTON BANCORP, INC.
           ---------------------------------------------------------
          (Name of small business issuer as specified in its charter)

          Maryland                                   52-1745344
------------------------------                    -------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    Identification No.)


  501 Idlewild Avenue, Easton, Maryland                  21601
-----------------------------------------              ----------
(Address of principal executive offices)               (Zip Code)

         Issuer's telephone number, including area code: (410) 819-0300
                                                         --------------
         Securities registered under Section 12(b) of the Exchange Act:
                                                        Name of each exchange
   Title of each class                                  on which registered
   -------------------                                  -------------------
         None                                                   None

         Securities registered under Section 12(g) of the Exchange Act:
                                  Common Stock
                        --------------------------------
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the small business issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State the small business issuer's revenues for its most recent fiscal year:
$3,373,398.

The aggregate market value of the Common Stock held by non-affiliates of the small business issuer on March 16, 1998, was $4,614,513. This calculation is based upon an estimation by the Company's Board of Directors of fair market value of the Common Stock of $12.50 per share. There is not an active trading market for the Common Stock and it is not possible to identify precisely the market value of the Common Stock.

On March 16, 1998, 559,478 shares of the small business issuer's Common Stock were issued and outstanding.

Transitional Small Business Disclosure Format:      YES          NO  X
                                                       -----       -----

                      DOCUMENTS INCORPORATED BY REFERENCE
The Company's Annual Report to Stockholders for the year ended December 31, 1997, is incorporated by reference in this Form 10-KSB in Part II Item 5, Item 6, and Item 7. The Company's Proxy Statement for Annual Meeting of Stockholders to be held on May 20, 1998, is incorporated by reference in this Form 10-KSB in
Part III Item 9, Item 10, Item 11, and Item 12.

         This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. These statements appear in a number of places in this Report and include all statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) the Company's financing plans; (ii) trends affecting the Company's financial condition or results of operations; (iii) the Company's growth strategy and operating strategy; and
(iv) the declaration and payment of dividends. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors discussed herein and those factors discussed in detail in the Company's filings with the Securities and Exchange Commission.

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

LOCATION AND SERVICE AREA

         The Bank conducts a general commercial banking business in its primary service area, emphasizing the banking needs of individuals and small to medium-sized businesses and professional concerns. The Bank operates from a main office located at 501 Idlewild Avenue in Easton, Maryland, and from a branch office in the William Hill Manor located on Dutchman Lane in Easton. See "Facilities" below. The Bank draws most of its customer deposits and conducts most of its lending transactions from within its primary service area which encompasses Talbot County, Maryland.

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

         The principal components of the economy of Talbot County are manufacturing (which accounts for approximately 30% of the economic activity), agriculture, and tourism. Easton also has a strong component of health-care related businesses. The largest employers in the county include Memorial Hospital, Black & Decker, Allen Family Foods, a poultry producer, Cadmus Journal Services, a printing company, and William Hill Manor, Inc., a continuing care retirement community. The county has had a significant boating industry since colonial days. At present, this industry is made up of over a dozen builders, numerous supply companies, dealers and charter companies, and approximately 20 marinas. Talbot County's colonial homes and historical sites and boating, hunting, and fishing opportunities have resulted in tourism constituting a significant segment of the economy.

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

COMPETITION

         The banking business is highly competitive. The Bank competes as a financial intermediary with other commercial banks, savings and loan associations, credit unions, and money market mutual funds operating in Talbot County and elsewhere. As of December 31, 1997, there were seven commercial banks operating a total of twenty offices in Talbot County, Maryland. Of these institutions, only The Talbot Bank of Easton is locally owned and operated. The Talbot Bank has a main office in Easton and three branches: two located in Easton and one in St. Michaels. St. Michaels Bank, while locally chartered, is controlled by a holding company in Baltimore. It operates a main office and four branches in Talbot County. NationsBank, Signet Bank Maryland, First National Bank of Maryland, and Crestar Bank, all of which are based in Baltimore, operate four, two, two, and two branches in Talbot County, respectively. One credit union operates in the county; however, it has only nominal deposits. Financial service companies, such as Legg Mason Wood Walker, Inc., Ferris Baker Watts, Inc., Merrill Lynch, A.G. Edwards & Sons, Inc. and H.C. Wainwright, Inc. also operate offices in Talbot County.

FACILITIES

         The Bank's main office is located at 501 Idlewild Avenue, Easton, Maryland on approximately 53,000 square feet of land at the corner of Idlewild Avenue and Caulk Lane. The Bank also operates a branch facility at William Hill Manor located on Dutchman's Lane in Easton with approximately 72 square feet of leased space. This branch is limited to accepting deposits and cashing checks and is open only for limited hours each business day. See Item 12. "Certain Relationships and Related Transactions." The Company will investigate branching possibilities during 1998, but currently has no definite plans to branch.

         The Bank acquired the site for the main office for $281,000 and spent approximately $1,081,000 for construction of the building, landscaping, paving, and sidewalks. Construction of the main office was completed in June 1993. The main office building is a two story building consisting of approximately 14,000 square feet. The Bank presently occupies only approximately 6,500 square feet for housing the main branch of the Bank, the operations center of the Bank, and the executive offices of the Company and the Bank. In July 1997, the Bank completed improvements to the second floor of the main office building at a cost of $243,792. The improvements provided approximately 5,100 additional square feet of office space, of which the Bank occupies approximately 1,500 square feet. The remaining additional space has been leased to two third parties.

         One of the third party leases consists of 1,820 square feet with an initial lease term of eight years and it commenced August 1, 1997. The first year's annual rent for this lease is $20,020. The other third party lease consists of 1,800 square feet with an initial lease term of five years and it commenced on July 1, 1997. The first year's annual rent for this lease is $18,000. The annual rent on both leases is subject to adjustment at the beginning of the second year and at the beginning of each year thereafter during the initial term and during the renewal term, if any; provided, however, the annual rent shall only be increased.

         The William Hill Manor branch office space is leased pursuant to a five year lease dated July 1, 1995. Rent is fixed at $3,600 annually. At the end of the current term, the lease provides an option to extend with rent increases contingent on the performance of the Bank and based on the consumer price index.

EMPLOYEES

         As of March 16, 1998, the Bank had fifteen full-time employees and three part-time employees. The Company's operations are conducted through the Bank. Consequently, the Company does not have any separate employees. None of the employees of the Bank are represented by any collective bargaining unit. The Bank considers its relations with its employees to be good.

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

         Under the BHCA, the Company is generally prohibited from engaging in, or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in nonbanking activities, unless the Federal Reserve, by order or regulation, has found those activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the Federal Reserve has determined by regulation to be proper incidents to the business of banking include making or servicing loans and certain types of leases, engaging in certain insurance and discount brokerage activities, performing certain data processing services, acting in certain circumstances as a fiduciary or investment or financial advisor, owning savings associations, and making investments in certain corporations or projects designed primarily to promote community welfare.

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

         Transactions With Affiliates and Insiders. The Bank is subject to
Section 23A of the Federal Reserve Act, which places limits on the amount of loans or extensions of credit to, or investments in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. In addition, most of these loans and certain other transactions must be secured in prescribed amounts. The Bank is also subject to Section 23B of the Federal Reserve Act which, among other things, prohibits an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with non-affiliated companies. The Bank is subject to certain restrictions on extensions of credit to executive officers, directors, certain principal stockholders, and their related interests. Such extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.

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

DEPOSIT INSURANCE

         The FDIC establishes rates for the payment of premiums by federally insured banks and thrifts for deposit insurance. A separate Bank Insurance Fund ("BIF") and Savings Association Insurance Fund ("SAIF") are maintained for commercial banks and thrifts, respectively, with insurance premiums from the industry used to offset losses from insurance payouts when banks and thrifts fail. Since 1993, insured depository institutions like the Bank have paid for deposit insurance under a risk-based premium system. Under this system, until mid-1995 depository institutions paid to BIF or SAIF from $0.23 to $0.31 per $100 of insured deposits depending on its capital levels and risk profile, as determined by its primary federal regulator on a semi-annual basis. Once the BIF reached its legally mandated reserve ratio in mid-1995, the FDIC lowered premiums for well-capitalized banks, eventually to $.00 per $100, with a minimum semiannual assessment of $1,000. However, in 1996 Congress enacted the Deposit Insurance Funds Act of 1996, which eliminated this minimum assessment. It also separated the Financial Corporation (FICO) assessment to service the interest on its bond obligations. The amount assessed on individual institutions, including the Bank, by FICO is in addition to the amount paid for deposit insurance according to the risk-related assessment rate schedule. Increases in deposit insurance premiums or changes in risk classification will increase the Bank's cost of funds, and there can be no assurance that such cost can be passed on to the Bank's customers.

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

CAPITAL REGULATIONS

         The federal bank regulatory authorities have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, account for off-balance sheet exposure, and minimize disincentives for holding liquid assets. The resulting capital ratios represent qualifying capital as a percentage of total risk-weighted assets and off-balance sheet items. The guidelines are minimums, and the regulators have noted that banks and bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios well in excess of the minimums. The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital includes common stockholders' equity before the unrealized gains and losses on securities available for sale, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangibles and excludes the allowance for loan and lease losses. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate term-preferred stock, and general reserves for loan and lease losses up to 1.25% of risk-weighted assets.

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

         FDICIA established a new capital-based regulatory scheme designed to promote early intervention for troubled banks and requires the FDIC to choose the least expensive resolution of bank failures. The new capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including

"well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." To qualify as a "well capitalized" institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. As of December 31, 1997, the Company and the Bank were qualified as "well capitalized." See "Item 6. Management's Discussion and Analysis or Plan of Operation -- Capital."

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

         Effective January 1, 1997, the FDIC amended the risk-based capital guidelines to incorporate a measure for market risk to cover all positions located in an institution's trading account, and foreign exchange and commodity positions wherever located. The effect of the rule is that it requires any bank or bank holding company with significant exposure to market risk to measure the risk and hold capital commensurate with that risk. Since the Bank does not currently engage, nor has any plans to engage, in trading, foreign exchange or commodity position activities, the rule does not have an effect on the Bank's required capital levels.

         Both the Company and the Bank exceeded their respective regulatory capital requirements at December 31, 1997. See "Management's Discussion and Analysis or Plan of Operation -- Capital."

INTERSTATE BANKING AND BRANCHING RESTRICTIONS

         On September 29, 1994, the federal government enacted the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act"). This Act became effective on September 29, 1995, and permits eligible bank holding companies in any state, with regulatory approval, to acquire banking organizations in any other state. Effective June 1, 1997, the Interstate Banking Act allowed banks with different home states to merge, unless a particular state opts out of the statute. Consistent with the Interstate Banking Act, Maryland adopted legislation in 1995 which permits interstate bank mergers beginning September 29, 1995.

         In addition, beginning June 1, 1997, the Interstate Banking Act permitted national and state banks to establish de novo branches in another state if there is a law in that state which applies equally to all banks and expressly permits all out-of-state banks to establish de novo branches. In 1995, Maryland adopted "opt-in" legislation by which Maryland adopted the federal legislation effective September 29, 1995, before it automatically took effect on June 1, 1997. The Maryland legislation permits out-of-state banks to establish branches in Maryland by opening a de novo branch, by acquiring an existing branch from a Maryland depository institution, or as a result of an interstate merger with a Maryland banking organization, as long as such states grant similar privileges for acquiring banking organizations in their states to banking organizations in Maryland. Under Maryland law, the Bank may open branches state-wide, subject to the prior approval of the Commissioner and the FDIC. There are currently no definite plans for the Company to acquire any bank, but the Company remains open to acquisitions as part of its strategic growth plan.

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

ITEM 2.  DESCRIPTION OF PROPERTY

         The Bank's main office is located at 501 Idlewild Avenue, Easton, Maryland on approximately 53,000 square feet of land at the corner of Idlewild Avenue and Caulk Lane. The Bank also operates a branch facility at William Hill Manor located on Dutchman's Lane in Easton with approximately 72 square feet of leased space. This branch is limited to accepting deposits and cashing checks and is open only for limited hours each business day. See Item 12. "Certain Relationships and Related Transactions."

         The Bank acquired the site for the main office for $281,000 and spent approximately $1,081,000 for construction of the building, landscaping, paving, and sidewalks. Construction of the main office was completed in June 1993. The main office building is a two story building consisting of approximately 14,000 square feet. The Bank presently occupies only approximately 6,500 square feet for housing the main branch of the Bank, the operations center of the Bank, and the executive offices of the Company and the Bank. In July 1997, the Bank completed improvements to the second floor of the main office building at a cost of $243,792. The improvements provided approximately 5,100 additional square feet of office space, of which the Bank occupies approximately 1,500 square feet. The remaining additional space has been leased to two third parties.

         One of the third party leases consists of 1,820 square feet with an initial lease term of eight years and it commenced August 1, 1997. The first year's annual rent for this lease is $20,020. The other third party lease consists of 1,800 square feet with an initial lease term of five years and it commenced on July 1, 1997. The first year's annual rent for this lease is $18,000. The annual rent on both leases is subject to adjustment at the beginning of the second year and at the beginning of each year thereafter during the initial term and during the renewal term, if any; provided, however, the annual rent shall only be increased.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of the stockholders of the Company during the fourth quarter of 1997.


                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         In response to this Item, the information included on pages 14 through 15 of the Company's Annual Report to Stockholders for the year ended December 31, 1997, is incorporated herein by reference.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         In response to this Item, the information included on pages 2 through 14 of the Company's Annual Report to Stockholders for the year ended December 31, 1997, is incorporated herein by reference.

ITEM 7.  FINANCIAL STATEMENTS

         In response to this Item, the information included on pages 16 through 38 of the Company's Annual Report to Stockholders for the year ended December 31, 1997, is incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.


                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         In response to this item, the information included on pages 2 through 5 and page 7 of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 1998, is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

         In response to this item, the information included on pages 5 through 7 of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 1998, is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         In response to this item, the information included on pages 8 through 9 of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 1998, is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In response to this item, the information included on pages 9 through 10 of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 1998, is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K



(a)      EXHIBITS.
         ---------
         3.1      Articles of Incorporation of the Company (incorporated by
                  reference to Exhibit 3.1 of Registration Statement on Form
                  S-18, File No. 33-43317).

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

        10.3      Form of Warrant Agreement (incorporated by reference to
                  Exhibit 10.3 of Registration Statement on Form S-18, File No.
                  33-43317).

         13       Annual Report to Stockholders for the year ended December 31,
                  1997.

         21       Subsidiaries of the Company.

         27.1     Financial Data Schedule (for SEC use only).

         27.2     Restated Financial Data Schedule for period ending
                  December 31, 1996 (for SEC use only).

 (b)     Reports on Form 8-K

         No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1997.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        EASTON BANCORP, INC.
                                        (Registrant)

                                        By:/s/ W. David Hill
                                           -------------------------------------
                                           W. David Hill, Chairman of the Board

Date:  March 25, 1998

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         Signature                         Title                                   Date
         ---------                         -----                                   ----
/s/ Sheila W. Bateman                Director; Secretary                        March 25, 1998
------------------------------
Sheila W. Bateman

                                     Director
------------------------------
Jack H. Bishop

/s/ J. Parker Callahan, Jr.          Director                                   March 25, 1998
------------------------------
J. Parker Callahan, Jr.

/s/ J. Fredrick Heaton               Director                                   March 25, 1998
------------------------------
J. Fredrick Heaton

                                     Director
------------------------------
William C. Hill

/s/ W. David Hill                    Director; Chairman of the
------------------------------       Board; Principal Executive                 March 25, 1998
W. David Hill                        Officer

/s/ David F. Lesperance              Director                                   March 25, 1998
------------------------------
David F. Lesperance

/s/ Vinodrai Mehta                   Director                                   March 25, 1998
------------------------------
Vinodrai Mehta

/s/ Roger A. Orsini                  Director                                   March 25, 1998
------------------------------
Roger A. Orsini

/s/ Mahmood S. Shariff               Director                                   March 25, 1998
------------------------------
Mahmood S. Shariff

/s/ Jerry L. Wilcoxon                Director; Treasurer (principal             March 25, 1998
------------------------------       financial officer and principal
Jerry L. Wilcoxon                    accounting officer)

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

10.3              Form of Warrant Agreement (incorporated by reference to
                  Exhibit 10.3 of Registration Statement on Form S-18, File No.
                  33-43317).

  13              Annual Report to Stockholders for the year ended December 31,
                  1997.                                                                  15

  21              Subsidiaries of the Company.                                           56

  27.1            Financial Data Schedule (for SEC use only).                            57

  27.2            Restated Financial Data Schedule for period ending December 31,
                  1996 (for SEC use only).                                               58