Form 10QSB
period 1998-06-30
EASTON BANCORP INC/MD
filed 1998-08-12
CIK 880209

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934 For the quarterly period ended: June 30, 1998

----- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from                  to
                                       -----------------    -------------------

                        Commission file number: 33-43317
                                                --------

                              EASTON BANCORP, INC.
                            ----------------------
        (Exact name of small business issuer as specified in its charter)

        Maryland                                       52-1745344
  ----------------------                  ----------------------------------
 (State of incorporation)                (I.R.S. Employer Identification No.)

                   501 Idlewild Avenue, Easton, Maryland 21601
                   -------------------------------------------
                    (Address of principal executive offices)

                                 (410) 819-0300
                                 ---------------
                           (Issuer's telephone number)

                                 Not Applicable
        ----------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)


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

     On August 3, 1998, 560,318 shares of the issuer's common stock, par value $.10 per share, were issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes   No X
                                                                   ---  ---

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                       EASTON BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                           June 30,         December 31,
                                                                                             1998              1997
                                                                                          ------------      ------------
                                     ASSETS
Cash and due from banks                                                                   $  1,770,250      $    642,726
Federal funds sold                                                                           5,453,654         3,739,622
Investment in Federal Home Loan Bank stock                                                     145,600           124,500
Investment securities held-to-maturity (market
   value of $1,249,890 and $1,502,794, respectively)                                         1,250,081         1,500,000
Investment securities available-for-sale                                                     1,447,157                 -
Loans, less allowance for credit losses of
   $418,000 and $378,000, respectively                                                      33,751,250        34,682,279
Premises and equipment, net                                                                  1,671,307         1,713,683
Intangible assets, net                                                                               -            30,261
Accrued interest receivable                                                                    246,125           248,303
Other assets                                                                                    44,392            58,323
                                                                                          ------------      ------------
         Total assets                                                                     $ 45,779,816      $ 42,739,697
                                                                                          ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
   Noninterest-bearing                                                                    $  2,640,429      $  2,060,848
   Interest-bearing                                                                         37,490,703        36,027,304
                                                                                          ------------      ------------
         Total deposits                                                                     40,131,132        38,088,152
Accrued interest payable                                                                        99,559            99,980
Securities sold under agreements to repurchase                                                 461,851           481,490
Federal Home Loan Bank borrowings                                                            1,000,000                 -
Other liabilities                                                                               29,638            57,363
                                                                                          ------------      ------------
         Total liabilities                                                                  41,722,180        38,726,985
                                                                                          ------------      ------------

Stockholders' equity
   Common stock, par value $.10 per share;
      authorized 5,000,000 shares, 560,318 and 559,328
      shares issued and outstanding, respectively                                               56,032            55,933
   Additional paid-in-capital                                                                5,227,487         5,217,686
   Retained earnings (deficit)                                                              (1,224,290)       (1,260,907)
   Unrealized gain/(loss) net - AFS investments                                                 (1,593)                -
                                                                                          ------------      ------------
         Total stockholders' equity                                                          4,057,636         4,012,712
                                                                                          ------------      ------------
         Total liabilities and stockholders' equity                                       $ 45,779,816      $ 42,739,697
                                                                                          ============      ============

See accompanying Notes to Consolidated Financial Statements.


                       EASTON BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                 Three Months Ended               Six Months Ended
                                                                      June 30,                         June 30,
                                                                ---------------------        ----------------------------
                                                                  1998         1997             1998              1997
                                                                --------     --------        ------------    ------------
Interest revenue
   Loans, including fees                                        $761,797     $722,032        $  1,514,205    $  1,408,710
   Investment securities                                          28,907       20,778              53,459          39,857
   Federal funds sold                                             67,043       58,020             119,743         106,413
                                                                --------     --------        ------------    ------------
          Total interest revenue                                 857,747      800,830           1,687,407       1,554,980

Interest expense                                                 461,264      401,518             909,319         780,810
                                                                --------     --------        ------------    ------------

          Net interest income                                    396,483      399,312             778,088         774,170

Provision for loan losses                                         34,812       19,608              71,345          41,466
                                                                --------     --------        ------------    ------------
         Net interest income after
            provision for loan losses                            361,671      379,704             706,743         732,704
                                                                --------     --------        ------------    ------------

Other operating revenue                                           33,854       22,375              60,615          49,516
                                                                --------     --------        ------------    ------------

Other expenses
   Salaries and benefits                                         216,809      175,217             421,127         349,403
   Occupancy                                                      14,884       19,183              28,405          37,727
   Furniture and equipment                                        24,486       23,629              49,387          48,004
   Other operating                                               130,328      120,683             231,822         219,963
                                                                --------     --------        ------------    ------------
         Total operating expenses                                386,507      338,712             730,741         655,097
                                                                --------     --------        ------------    ------------

Net income before income taxes                                     9,018       63,367              36,617         127,123

Income taxes                                                           -            -                   -               -
                                                                --------     --------        ------------    ------------

Net income                                                      $  9,018     $ 63,367        $     36,617    $    127,123
                                                                ========     ========        ============    ============

Earnings per common share - basic                               $    .02     $    .11        $        .07    $        .23
                                                                ========     ========        ============    ============

Earnings per common share - diluted                             $    .01     $    .10        $        .06    $        .21
                                                                ========     ========        ============    ============


          See accompanying Notes to Consolidated Financial Statements.

                       EASTON BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                      Six Months Ended
                                                                           June 30,
                                                                    1998             1997
                                                                 -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Interest received                                              $ 1,672,106      $ 1,519,936
  Other revenue received                                              61,648           49,736
  Cash paid for operating expenses                                  (661,378)        (687,913)
  Interest paid                                                     (909,740)        (780,235)
                                                                 -----------      -----------
                                                                     162,636          101,524
                                                                 -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Cash paid for premises, equipment and software                     (11,553)        (142,211)
  Net loans to customers                                             877,193       (1,266,329)
  Loan participations sold                                                 -          359,766
  Proceeds from sales/maturities of investments                      500,000          500,000
  Purchase of investment securities                               (1,719,961)        (502,900)
                                                                 -----------      -----------
                                                                    (354,321)      (1,051,674)
                                                                 -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in time deposits                                    1,438,640        1,663,674
  Net increase in other deposits                                     604,340        1,220,969
  Net decrease in securities sold under agreements
     to repurchase                                                   (19,639)        (123,389)
  Proceeds from long term borrowings                               1,000,000                -
  Proceeds from exercise of stock options                              9,900                -
                                                                 -----------      -----------
                                                                   3,033,241        2,761,254
                                                                 -----------      -----------

NET INCREASE (DECREASE) IN CASH                                    2,841,556        1,811,104
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                   4,382,348        4,035,909
                                                                 -----------      -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $ 7,223,904      $ 5,847,013
                                                                 ===========      ===========

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED (USED)
     FROM OPERATING ACTIVITIES
  Net income                                                     $    36,617      $   127,123
  Adjustments to reconcile net income to net cash
   provided (used) from operating activities:
       Depreciation and amortization                                  81,719           76,461
       Provision for loan losses                                      71,345           41,466
       Decrease (increase) in accrued interest receivable
         and other assets                                             18,580          (30,279)
       Increase (decrease) in operating accounts payable and
         other liabilities                                           (28,146)        (112,469)
       Deferred loan origination fees                                (17,509)            (778)
       Investment amortization, net of accretion                          30                -
                                                                 -----------      -----------
                                                                 $   162,636      $   101,524
                                                                 ===========      ===========

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements:

1.       Basis of Presentation

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto for the Company's fiscal year ended December 31, 1997, included in the Company's Form 10-KSB for the year ended December 31, 1997.

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

         Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires the reporting of comprehensive income which includes unrealized gains and losses not recognized in net income. Unrealized gains and losses on available-for-sale securities which have been reported as a separate component of stockholders' equity are included in comprehensive income. The adoption of SFAS No. 130 had no impact on the Company's net income or stockholders' equity. For the six months ended June 30, 1998 and 1997, total comprehensive income, net of taxes, was $35,024 and $127,123, respectively.

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

Results of Operations

         Net income for the Company for the three months ended June 30, 1998, was $9,018, compared to $63,367 during the corresponding period of 1997. Net income for the six months ended June 30, 1998, was $36,617, compared to $127,123 for the corresponding period of 1997. The decrease in earnings can be attributed primarily to an increase in noninterest expenses which have grown as the Bank has expanded, and the retarded growth in net interest income which was the result of placing one loan in the amount of $2.3 million on non-accrual status as of March 31, 1998. Lost interest on this nonperforming asset totals approximately $19,500 each month. The loan is fully secured by real estate and is guaranteed by the U.S. Department of Agriculture Rural Community & Development Program. The U.S. Government is responsible for 80% of any deficiency after liquidation of the collateral. Collection efforts on this loan are progressing in conjunction with the U.S. Government Agency. Management estimates that the Bank's risk of loss on this loan is approximately $116,000.

         The Bank's loan portfolio decreased from $34.7 million at December 31, 1997, to $33.8 million at June 30, 1998. The Bank's provision for loan losses was $34,812 for the quarter ended June 30, 1998, and $71,345 for the six months ended June 30, 1998, compared to $19,608 for the quarter ended June 30, 1997, and $41,466 for the six months ended June 30, 1997. The allowance for loan losses was $418,000 at June 30, 1998, or 1.22% of total loans, compared to $387,400 at March 31, 1998, or 1.11% of total loans, and $378,000 at December 31, 1997, or 1.08% of total loans. The level of the allowance for loan losses represents management's current estimate of future losses in the loan portfolio; however, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional increases in the allowance will not be required.

         Noninterest expense increased $47,795 to $386,507 for the quarter ended June 30, 1998, from $338,712 for the quarter ended June 30, 1997. The increase was primarily related to the increase in other operating expenses of $9,645, and increases in salaries and benefits of $41,592. The increase in salaries and benefits was due to annual salary increases and two new full time and two new part time employees hired since the second quarter of 1997. Also, on March 6, 1998, the Company and its former President and Chief Executive Officer, Thomas
P. McDavid, entered into a mutual agreement regarding his resignation while honoring his employment contract. This employment contract represents compensation expense of $22,000 between May 1, 1998 and June 30, 1998. On May 1, 1998, the Company hired a new President and Chief Executive Officer, R. Michael
S. Menzies.

         Return on average assets and average equity, on an annualized basis, for the quarter ended June 30, 1998, were .32% and 3.49%, respectively, compared to .64% and 6.66%, respectively, for the same quarter of 1997. Return on average assets and average equity, on an annualized basis, for the six months ended June 30, 1998, were .30% and 3.28%, respectively. Earnings per share on a fully diluted basis for the quarter and the six months ended June 30, 1998, were $.01 and $.06, respectively, compared to $.10 and $.21, respectively, for the same periods of 1997.

         The Company's assets ended the second quarter of 1998 at $45.8 million, an increase of $3.1 million, or 7.1%, from $42.7 million at December 31, 1997. This increase can be attributed primarily to the increase in the Bank's deposits which contributed significantly to the $1.7 million increase in federal funds sold and $1.1 million increase in due from banks. The Company borrowed $1.0 million from the Federal Home Loan Bank of Atlanta that will be match funded on two loans. Total deposits ended the quarter at $40.1 million, up 5.4% from $38.1 million at December 31, 1997. At June 30, 1998, the Company's loan to deposit ratio was 84.1%, compared to 91.1% at December 31, 1997.

Liquidity and Sources of Capital

         The $2.0 million increase in deposits from December 31, 1997, to June 30, 1998, is primarily reflected in the $1.7 million increase in federal funds sold. The Company's primary source of liquidity is cash on hand plus short term investments. At June 30, 1998, the Company's liquid assets totaled $10.1 million, or 22.0% of total assets, compared to $6.0 million, or 14.1% of total assets, at December 31, 1997. Another source of liquidity is the $6.0 million secured line of credit the Company has from the Federal Home Loan Bank of Atlanta, of which $1.0 million is currently used, the $1.0 million unsecured line of credit the Company has from a correspondent bank, and the $1.5 million secured line of credit the Company has from another correspondent bank, of which $425,000 of the $1.5 million line of credit is pledged to secure repurchase agreements. If additional liquidity is needed, the Bank will sell participations in its loans.

         The capital of the Company and the Bank exceed all prescribed regulatory capital guidelines at June 30, 1998. At June 30, 1998, the Tier 1 leverage ratio for the Bank was 9.10%. At June 30, 1998, the Bank had a risk-weighted total capital ratio of 13.31%, and a Tier I risk-weighted capital ratio of 12.06%. The Company expects that its current capital and short-term investments will satisfy the Company's cash requirements for the foreseeable future. However, no assurance can be given in this regard as rapid growth, deterioration in the loan quality or poor earnings, or a combination of these factors, could change the Company's capital position in a relatively short period of time.

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

ITEM 2.  CHANGES IN SECURITIES.

         On March 5, 1998, a director and officer of the Company exercised options to acquire 150 shares of the Company's Common Stock, and on April 6, 1998, a former officer and director of the Company exercised options to acquire 840 shares of the Company's Common Stock. The options in both transactions had an exercise price of $10 per share and thus the Company received $9,900. The Common Stock issued pursuant to the exercise of the options represents unregistered securities, which issuance was considered to be exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) as a transaction by an issuer not involving any public offering.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Company held its Annual Meeting of Stockholders on May 20, 1998, at which meeting all three of management's nominees for the Board of Directors were reelected to serve as Class I Directors for three year terms. The individuals reelected as Class I Directors were: Sheila W. Bateman, receiving 319,141 votes for and 200 votes against or withheld, with no votes abstaining; W. David Hill, receiving 319,141 votes for and 200 votes against or withheld, with no votes abstaining; and Mahmood S. Shariff, receiving 319,141 votes for and 200 votes against or withheld, with no votes abstaining. Class II and Class III Directors continuing in office are: Jack H. Bishop, J. Parker Callahan, J. Fredrick Heaton, William C. Hill, David F. Lesperance, Vinodrai Mehta, Roger A.
Orsini and Jerry L. Wilcoxon.

ITEM 5.  OTHER INFORMATION.

         Any stockholder of the Company who intends to present a proposal at the 1999 Annual Meeting of Stockholders, which proposal is not included in the Company's Proxy Statement, must deliver notice of such proposal to the Company no later than March 1, 1999. If the proposing stockholder fails to deliver notice of such proposal to the Company by such date, then the person or persons designated as proxies in connection with the Company's solicitation of proxies shall have the discretionary voting authority to vote the shares of the Company's Common Stock represented by the proxy cards returned to the Company in accordance with their judgment on such matter when such proposal is presented at the 1999 Annual Meeting. Any such notice of a stockholder proposal must be made in writing addressed to Sheila W. Bateman, Easton Bancorp, Inc., P.O. Box 629, Easton, Maryland 21601.

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

          10.3 Form of Warrant Agreement (incorporated by reference to Exhibit
               10.3 of Registration Statement on Form S-18, File No. 33-43317).

          10.4 Agreement with Thomas P. McDavid dated March 6, 1998
               (incorporated by reference to Exhibit 10.4 of the Quarterly
               Report on Form 10-QSB filed by the Company for the quarter ended
               March 31, 1998).

          11   Computation of Earnings Per Share.

          27.1 Financial Data Schedule (for SEC use only).

          27.2 Restated Financial Data Schedule for Six Months Ended June 30,
               1996 (for SEC use only).

          27.3 Restated Financial Data Schedule for Six Months Ended June 30,
               1997 (for SEC use only).

     (b)  Reports on Form 8-K.

          There were no reports on Form 8-K filed by the Company during the quarter ended June 30, 1998.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           EASTON BANCORP, INC.
                                           ----------------------------------
                                                  (Registrant)



Date:    August 12, 1998                  By: /s/ W. David Hill
       --------------------                   ------------------------------
                                                  W. David Hill
                                                  Chairman of the Board



Date:     August 12, 1998                 By: /s/ Pamela A. Mussenden
        -------------------                   ------------------------------
                                                  Pamela A. Mussenden
                                                  Assistant Treasurer
                                                  (Principal Financial Officer)

                                INDEX TO EXHIBITS


   Exhibit                                                                                       Sequential
   Number                           Description                                                  Page Number
   -------                          -----------                                                  -----------
     3.1           Articles of Incorporation of the Company (incorporated by reference to
                   Exhibit 3.1 of Registration Statement on Form S-18, File No. 33-43317).
     3.2           Bylaws of the Company (incorporated by reference to Exhibit 3.2 of
                   Registration Statement on Form S-18, File No. 33-43317).
    10.1           Employment Agreement dated July 22, 1991, between the Company and Thomas
                   P. McDavid (incorporated by reference to Exhibit 10.1 of Registration
                   Statement on Form S-18, File No. 33-43317).
    10.2           Easton Bancorp, Inc. 1991 Stock Option Plan (incorporated by reference to
                   Exhibit 10.2 of Registration Statement on Form S-18, File No. 33-43317).
    10.3           Form of Warrant  Agreement (incorporated by reference to Exhibit 10.3 of
                   Registration Statement on Form S-18, File No. 33-43317).
    10.4           Agreement with Thomas P. McDavid dated March 6, 1998 (incorporated  by reference to Exhibit 10.4 of the Quarterly  Report on Form 10-QSB filed by the Company for the quarter ended March 31, 1998).
     11            Computation of Earnings Per Share.
    27.1           Financial Data Schedule (for SEC use only).
    27.2           Restated Financial Data Schedule for Six Months Ended June 30, 1996 (for
                   SEC use only).
    27.3           Restated Financial Data Schedule for Six Months Ended June 30, 1997 (for
                   SEC use only).