Form 10QSB
period 1998-09-30
EASTON BANCORP INC/MD
filed 1998-11-12
CIK 880209

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
---      EXCHANGE ACT OF 1934
         For the quarterly period ended: September 30, 1998
                                         ------------------

--- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _______________ to ________________

                        Commission file number: 33-43317
                                                --------

                              EASTON BANCORP, INC.
        ---------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

       Maryland                                         52-1745344
 ----------------------                      ---------------------------------
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

                                 Not Applicable
                  -------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)


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

         On November 6, 1998, 560,318 shares of the issuer's common stock, par value $.10 per share, were issued and outstanding.

         Transitional Small Business Disclosure Format (check one): Yes    No X
                                                                       ---   ---

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                      EASTON BANCORP, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                                 September 30,         December 31,
                                                                                      1998                 1997
                           ASSETS                                                     ----                 ----
Cash and due from banks                                                            $   744,434          $   642,726
Federal funds sold                                                                   7,358,281            3,739,622
Investment in Federal Home Loan Bank stock                                             145,600              124,500
Investment securities held-to-maturity (market
   value of $1,502,794)                                                                     --            1,500,000
Investment securities available-for-sale                                             4,004,172                   --
Loans, less allowance for credit losses of
   $511,000 and $378,000, respectively                                              33,708,375           34,682,279
Premises and equipment, net                                                          1,666,318            1,713,683
Intangible assets, net                                                                      --               30,261
Accrued interest receivable                                                            244,242              248,303
Deferred income taxes                                                                  378,937                   --
Other assets                                                                            56,981               58,323
                                                                                   -----------          -----------
         Total assets                                                              $48,307,340          $42,739,697
                                                                                   ===========          ===========

         LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
   Noninterest-bearing                                                             $ 3,235,203          $ 2,060,848
   Interest-bearing                                                                 39,071,549           36,027,304
                                                                                   -----------          -----------
         Total deposits                                                             42,306,752           38,088,152
Accrued interest payable                                                                98,202               99,980
Securities sold under agreements to repurchase                                         424,578              481,490
Federal Home Loan Bank borrowings                                                    1,000,000                   --
Other liabilities                                                                       72,337               57,363
                                                                                   -----------          -----------
         Total liabilities                                                          43,901,869           38,726,985
                                                                                   -----------          -----------

Stockholders' equity
   Common stock, par value $.10 per share;
     authorized 5,000,000 shares, 560,318 and
     559,328 shares issued and outstanding, respectively                                56,032               55,933
   Additional paid-in-capital                                                        5,227,487            5,217,686
   Accumulated comprehensive income adjustment                                           2,695                   --
   Retained earnings (deficit)                                                       (880,743)          (1,260,907)
                                                                                   ----------           -----------
         Total stockholders' equity                                                  4,405,471            4,012,712
                                                                                   -----------          -----------
         Total liabilities and stockholders' equity                                $48,307,340          $42,739,697
                                                                                   ===========          ===========


See accompanying Notes to Consolidated Financial Statements.

                      EASTON BANCORP, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                     Three Months Ended       Nine Months Ended
                                                       September 30,            September 30,
                                                       -------------            -------------
                                                     1998        1997         1998           1997
                                                     ----        ----         ----           ----
Interest revenue
     Loans, including fees                        $ 774,969   $ 751,863   $ 2,289,174    $2,160,573
     Investment securities                           48,405      22,330       101,864        62,187
     Federal funds sold                              97,609      56,561       217,352       162,974
                                                  ---------   ---------   -----------    ----------
         Total interest revenue                     920,983     830,754     2,608,390     2,385,734

Interest expense                                    488,958     417,765     1,398,277     1,198,575
                                                  ---------   ---------   -----------    ----------

     Net interest income                            432,025     412,989     1,210,113     1,187,159

Provision for loan losses                            91,212       8,285       162,557        49,751
                                                  ---------   ---------   -----------    ----------

     Net interest income after
       provision for loan losses                    340,813     404,704     1,047,556     1,137,408
                                                  ---------   ---------   -----------    ----------

Other operating revenue                              29,335      21,382        89,950        70,898
                                                  ---------   ---------   -----------    ----------

Other expenses
     Salaries and benefits                          269,240     190,767       690,367       540,170
     Occupancy                                       14,475      20,352        42,880        58,079
     Furniture and equipment                         17,594      26,742        66,981        74,746
     Other operating                                105,589     114,902       337,411       334,865
                                                  ---------   ---------   -----------    ----------
         Total operating expenses                   406,898     352,763     1,137,639     1,007,860
                                                  ---------   ---------   -----------    ----------

Net income (loss) before income taxes               (36,750)     73,323          (133)      200,446

Income taxes                                        380,297          --       380,297            --
                                                  ---------   ---------   -----------    ----------

Net income                                        $ 343,547   $  73,323   $   380,164    $  200,446
                                                  =========   =========   ===========    ==========

Earnings per common share - basic                 $     .61   $     .13   $       .68    $      .36
                                                  =========   =========   ===========    ==========

Earnings per common share - diluted               $     .57   $     .12   $       .63    $      .33
                                                  =========   =========   ===========    ==========



See accompanying Notes to Consolidated Financial Statements.

                      EASTON BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                                      -------------
                                                                                   1998            1997
                                                                                   ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Interest received                                                       $  2,608,163      $  2,337,074
     Other revenue received                                                        90,984            62,836
     Cash paid for operating expenses                                          (1,017,613)       (1,019,103)
     Interest paid                                                             (1,400,055)       (1,199,173)
                                                                             ------------      ------------
                                                                                  281,479           181,634
                                                                             ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Cash paid for premises, equipment and software                               (27,118)         (274,548)
     Net loans to customers                                                       816,446        (3,249,080)
     Loan participations sold                                                          --           359,766
     Purchase of investment securities                                         (4,022,028)       (1,252,900)
     Proceeds from sales/maturities of investments                              1,500,000         1,000,000
                                                                             ------------      ------------
                                                                               (1,732,700)       (3,416,762)
                                                                             ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in time deposits                                              1,565,252         1,936,384
     Net increase in other deposits                                             2,653,348         1,759,097
     Net increase in other debt                                                   943,088                --
     Proceeds from stock option exercise                                            9,900                --
     Net decrease in securities sold under
         agreements to repurchase                                                      --          (130,566)
                                                                             ------------      ------------
                                                                                5,171,588         3,564,915
                                                                             ------------      ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                       3,720,367           329,787
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                4,382,348         4,035,909
                                                                             ------------      ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $  8,102,715      $  4,365,696
                                                                             ============      ============

RECONCILIATION OF NET INCOME TO NET CASH
    PROVIDED BY OPERATING ACTIVITIES
  Net income                                                                     $380,164          $200,446
  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization                                                103,625           124,097
     Provision for loan losses                                                    162,557            49,751
     Increase (decrease) in accrued interest receivable and
         other assets                                                               7,333           (87,514)
     Increase (decrease) in operating accounts payable and
         other liabilities                                                         13,196          (105,049)
     Deferred loan origination fees                                                (5,099)              (97)
     Deferred income taxes                                                       (380,297)               --
                                                                              -----------       -----------
                                                                              $   281,479       $   181,634
                                                                              ===========       ===========


See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS:

1.       Basis of Presentation

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto for the Company's fiscal year ended December 31, 1997, included in the Company's Form 10-KSB for the year ended December 31, 1997.

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

         Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires the reporting of comprehensive income which includes unrealized gains and losses not recognized in net income. Unrealized gains and losses on available-for-sale securities which have been reported as a separate component of stockholders' equity are included in comprehensive income. The adoption of SFAS No. 130 had no impact on the Company's net income or stockholders' equity. For the nine months ended September 30, 1998 and 1997, total comprehensive income, net of taxes, was $382,859 and $200,446, respectively.

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company currently has no derivative instruments or hedging activities but elected early adoption of this pronouncement. The standard allows, at adoption, a one-time transfer of securities between the held-to-maturity and available-for-sale securities without affecting the classification of other securities. The Company transferred its remaining securities classified as held-to-maturity to the available-for-sale portfolio.

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

Results of Operations

         Net income for the Company for the three months ended September 30, 1998, was $343,547, compared to $73,323 during the corresponding period of 1997. Net income/(loss) before a deferred income tax adjustment of $380,297 for the three months ended September 30, 1998, was a loss of $36,750, compared to a profit of $73,323 during the corresponding period of 1997. Net income for the nine months ended September 30, 1998, was $380,164, compared to $200,446 for the corresponding period of 1997. Net income/(loss) before a deferred income tax adjustment of $380,297 for the nine months ended September 30, 1998, was a loss of $133, compared to a profit of $200,446 for the corresponding period of 1997. The decrease in earnings before income taxes can be attributed primarily to an increase in noninterest expenses which have grown as the Bank has expanded, and the retarded growth in net interest income which was the result of placing one loan in the amount of $2.3 million on non-accrual status as of March 31, 1998. Lost interest on this nonperforming asset totals approximately $192,000 through September 30, 1998. The loan is fully secured by real estate and is partially guaranteed by the U.S. Department of Agriculture Rural Community & Development Program. The U.S. Government is responsible for 80% of any deficiency after liquidation of the collateral. Collection efforts on this loan are progressing in conjunction with the U.S. Government Agency. The collateral was sold in October, 1998, with settlement to occur prior to January 31, 1999. Management believes that there will be no material additional reduction from earnings.

         During the quarter ended September 30, 1998, the Company recognized its deferred tax asset resulting in the deferred income tax adjustment of $380,297 reflected in net income for the three month and nine month periods ended September 30, 1998. Because the Company has net operating losses without the ability to recognize its deferred tax asset by carrying losses back to offset prior periods' tax, the deferred tax asset could only be recognized to the extent of future earnings. Management reevaluated its financial position and determined that after three years of profits, and based on earnings projections for the next three years, these deferred tax assets are valid, recoverable assets of the Company. The deferred tax asset of the Company is comprised of net tax operating loss carryforwards and deferred taxes related to the allowance for loan losses on the records of the Company in excess of the allowance for loan losses allowed on the corporate income tax return. These items are offset by the accelerated depreciation reported on the tax return compared to the depreciation recorded in the financial statements. The deferred tax asset is further reduced by the difference between the accrual method of accounting used for financial statement purposes and the cash method of accounting used on the tax return.

         The Bank's loan portfolio decreased from $34.7 million at December 31, 1997, to $33.7 million at September 30, 1998. The Bank's provision for loan losses was $91,212 for the quarter ended September 30, 1998, and $162,557 for the nine months ended September 30, 1998, compared to $8,285 for the quarter ended September 30, 1997, and $49,751 for the nine months ended September 30, 1997. The allowance for loan losses was $511,000 at September 30, 1998, or 1.49% of total loans, compared to $418,000 at June 30, 1998, or 1.22% of the total loans, and $378,000 at December 31, 1997, or 1.08% of total loans. The level of the allowance for loan losses represents management's current estimate of future losses in the loan portfolio; however, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional increases in the allowance will not be required.

         Noninterest expense increased $54,135 to $406,898 for the quarter ended September 30, 1998, from $352,763 for the quarter ended September 30, 1997. The increase was primarily related to the increases in salaries and benefits of $78,473. The increase in salaries and benefits was due to annual increases and two new full time and two new part time employees hired since the second quarter of 1997. Also, on March 6, 1998, the Board of Directors and the Bank's former President and Chief Executive Officer, Thomas P. McDavid, entered into a mutual agreement to accept the resignation of the President and Chief Executive Officer while honoring his employment contract through March 6, 1999. This employment contract represents compensation expense of $82,000 between May 1, 1998, and September 30, 1998. On May 1, 1998, the Board of Directors hired a new President and Chief Executive Officer, R. Michael S. Menzies.

         Return on average assets and average equity, on an annualized basis, for the quarter ended September 30, 1998, were .97% and 11.08%, respectively, compared to .75% and 7.24%, respectively, for the same quarter of 1997. Return on average assets and average equity, on an annualized basis, for the nine months ended September 30, 1998, were 1.23% and 13.91%, respectively, compared to .68% and 7.00%, respectively, for the same period of 1997. Earnings per share on a fully diluted basis for the quarter and the nine months ended September 30, 1998, were $.57 and $.63, respectively, compared to $.12 and $.33, respectively, for the same periods of 1997.

         The Company's assets ended the third quarter of 1998 at $48.3 million, an increase of $5.6 million, or 13.03%, from $42.7 million at December 31, 1997. This increase can be attributed primarily to the increase in the Bank's deposits which contributed significantly to the $3.6 million increase in federal funds sold and the $2.5 million increase in investment securities. The Company borrowed $1 million from the Federal Home Loan Bank of Atlanta that will be match funded on two loans.

Liquidity and Sources of Capital

         The $4.2 million increase in deposits from December 31, 1997, to September 30, 1998, is primarily reflected in the $3.6 million increase in federal funds sold. The Company's primary source of liquidity is cash on hand plus short term investments. At September 30, 1998, the Company's liquid assets totaled $12.3 million, or 25.4% of total assets, compared to $6.0 million, or 14.1% of total assets, at December 31, 1997. Another source of liquidity, is the $6 million, of which $1 million is used, secured line of credit the Company has from the Federal Home Loan Bank of Atlanta, the $1 million unsecured line of credit the Company has from a correspondent bank, and the $1.5 million secured line of credit the Company has from another correspondent bank, of which $425,000 of the $1.5 million line of credit is pledged to secure repurchase agreements. If additional liquidity is needed, the Bank will sell participations in its loans.

         The capital of the Company and the Bank exceed all prescribed regulatory capital guidelines at September 30, 1998. At September 30, 1998, the Tier 1 leverage ratio for the Bank was 9.25%. At September 30, 1998, the Bank had a risk-weighted total capital ratio of 14.23%, and a Tier 1 risk-weighted capital ratio of 12.98%. The Company expects that its current capital and short-term investments will satisfy the Company's cash requirements for the foreseeable future. However, no assurance can be given in this regard as rapid growth, deterioration in the loan quality or poor earnings, or a combination of these factors, could change the Company's capital position in a relatively short period of time.

Year 2000 Issues

         The year 2000 ("Y2k") presents many potential problems for businesses and individuals. In an effort to conserve hard drive space, programmers wrote programs that would not recognize the year 2000 correctly. This can cause system failures for computers and other electronic equipment that have chip components. Management has a Y2k committee, which reports to the Board, responsible for assessing progress in the Company's plans to minimize the effects of the Y2k problem.

         The Company uses a third-party data processor for most of its accounting functions. The processor has implemented many changes in preparation for Y2k. Testing began in the third quarter of 1998 and should be completed by the end of 1998. The Company also has a number of portable computers, most of which, due to their age, are Y2k compliant. Management has sent surveys or met with its vendors and as of September 30, 1998, believes that its systems are Y2k compliant. Management expects no significant additional costs to get its systems Y2k compliant.

         The largest Y2k exposure to most banks is the preparedness of the customers of the banks. Management is addressing with its customers the possible consequences of not being prepared for Y2k. Should large borrowers not sufficiently address this issue, the Company may experience an increase in loan defaults. The amount of potential loss from this issue is not quantifiable. Management is attempting to reduce this exposure by educating its customers.

Market Risk

         Net interest income of the Company is one of the most important factors in evaluating the financial performance of the Company. The Company uses interest sensitivity analysis to determine the effect of rate changes. Net interest income is projected over a one-year period to determine the effect of an increase or decrease in the prime rate of 100 basis points. If prime were to decrease 100 basis points, the Company would experience a decrease in net interest income of $1,450 if all assets and liabilities maturing within that period were adjusted for the rate change. The sensitivity analysis does not consider the likelihood of these rate changes nor whether management's reaction to this rate change would be to reprice its loans and deposits.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to a vote of security holders during the quarter ended September 30, 1998.

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

                  11.1     Computation of Earnings Per Share.

                  27.1     Financial Data Schedule (for SEC use only).

                  27.2 Restated Financial Data Schedule for Nine Months Ended September 30, 1996 (for SEC use only).

                  27.3 Restated Financial Data Schedule for Nine Months Ended September 30, 1997 (for SEC use only).

         (b)      Reports on Form 8-K.

                  There were no reports on Form 8-K filed by the Company during the quarter ended September 30, 1998.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          EASTON BANCORP, INC.
                                             (Registrant)



Date:    November 11, 1998                By:  /s/ W. David Hill
       --------------------                   ----------------------------------
                                                   W. David Hill
                                                   President



Date:    November 11, 1998                By:  /s/ Pamela A. Mussenden
       --------------------                   ----------------------------------
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

11.1              Computation of Earnings Per Share.

27.1              Financial Data Schedule (for SEC use only).

27.2              Restated Financial Data Schedule for Nine Months Ended
                  September 30, 1996 (for SEC use only).

27.3              Restated Financial Data Schedule for Nine Months Ended
                  September 30, 1997 (for SEC use only).