Form 10KSB40
period 1998-12-31
EASTON BANCORP INC/MD
filed 1999-03-30
CIK 880209

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

(Mark One)
  X         ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----       ACT OF 1934

                       For the fiscal year ended:  December 31, 1998
                                                   -----------------
            TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
-----       EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                          Commission File No.: 33-43317
                                               --------
                              EASTON BANCORP, INC.
           -----------------------------------------------------------
           (Name of small business issuer as specified in its charter)

                               Maryland                                              52-1745344
                   -------------------------------                               -------------------
                   (State or other jurisdiction of                               (I.R.S. Employer
                   incorporation or organization)                                Identification No.)

                501 Idlewild Avenue, Easton, Maryland                                  21601
              ----------------------------------------                               -----------
              (Address of principal executive offices)                                (Zip Code)

         Issuer's telephone number, including area code: (410) 819-0300
                                                         --------------
         Securities registered under Section 12(b) of the Exchange Act:

                                                         Name of each exchange
    Title of each class                                  on which registered
    -------------------                                  ---------------------
            None                                                 None

         Securities registered under Section 12(g) of the Exchange Act:
                                  Common Stock
                                ----------------
                                (Title of Class)

Check whether the small business issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the small business issuer was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES  X   NO ___
                                       ---
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the small business issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State the small business issuer's revenues for its most recent fiscal year:
$3,663,364.

The aggregate market value of the Common Stock held by non-affiliates of the small business issuer on March 19, 1999, was $3,371,625. This calculation is based upon an estimation by the Company's Board of Directors of fair market value of the Common Stock of $12.50 per share. There is not an active trading market for the Common Stock and it is not possible to identify precisely the market value of the Common Stock.

On March 19, 1999, 560,318 shares of the small business issuer's Common Stock were issued and outstanding.

Transitional Small Business Disclosure Format:   YES ___  NO  X
                                                             ---
                       DOCUMENTS INCORPORATED BY REFERENCE
The Company's Annual Report to Stockholders for the year ended December 31, 1998, is incorporated by reference in this Form 10-KSB in Part II Item 5, Item 6, and Item 7. The Company's Proxy Statement for Annual Meeting of Stockholders to be held on May 26, 1999, is incorporated by reference in this Form 10-KSB in
Part III Item 9, Item 10, Item 11, and Item 12.

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

         The Bank was organized as a nonmember state bank under the laws of the State of Maryland. The Bank is engaged in a general commercial banking business from its main office location in its primary service area, Talbot County, Maryland. In addition, in February 1999 the Bank opened a loan production office in Denton, Maryland, which is in Caroline County.

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

LOCATION AND SERVICE AREA

         The Bank conducts a general commercial banking business in its primary service area, emphasizing the banking needs of individuals and small to medium-sized businesses and professional concerns. The Bank operates from a main office located at 501 Idlewild Avenue in Easton, Maryland, and from a branch office in the William Hill Manor located on Dutchman Lane in Easton. In addition, in February 1999 the Bank opened a loan production office in Denton, Maryland, which is in Caroline County. See "Facilities" below. The Bank draws most of its customer deposits and conducts most of its lending transactions from within its primary service area which encompasses Talbot County, Maryland. However, with the new loan production office in Caroline County, Maryland, the Bank hopes to conduct significant lending transactions in Caroline County. The Bank also recently filed the necessary regulatory applications seeking to operate a full service branch in Denton. If the applications are ultimately approved, the Bank intends to act quickly to increase its presence in Caroline County by opening a full service branch in Denton.

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

         Caroline County is centrally located on the eastern shore of the Chesapeake Bay in eastern Maryland. Denton, the county seat, is situated approximately 60 miles from Baltimore and 60 miles from Washington, D.C. Caroline County has experienced growth in its population in recent years. The population of Caroline County increased from approximately 24,000 in 1990 to 27,000 in 1998, while the population of Denton remained steady with a population of approximately 3,000 during this period.

         The principal components of the economy of Caroline County are manufacturing and agriculture. The largest employers in the county include Preston Trucking, Solo Cup and Choptank Electric Company.

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

         Other bank services include cash management services, safe deposit boxes, travelers checks, direct deposit of payroll and social security checks, and automatic drafts for various accounts. The Bank is associated with the HONOR network of automated teller machines that may be used by Bank customers throughout Maryland and other regions. The Bank also offers MasterCard and VISA credit card services through a correspondent bank as an agent for the Bank.

         The Bank does not presently exercise trust powers. The Bank may in the future offer a full-service trust department, but cannot do so without the prior approval of the Maryland State Bank Commissioner (the "Commissioner").

COMPETITION

         The banking business is highly competitive. The Bank competes as a financial intermediary with other commercial banks, savings and loan associations, credit unions, and money market mutual funds operating in Talbot County and elsewhere. As of December 31, 1998, there were seven commercial banks operating a total of twenty offices in Talbot County, Maryland. Of these institutions, only The Talbot Bank of Easton is locally owned and operated. The Talbot Bank has a main office in Easton and three branches: two located in Easton and one in St. Michaels. St. Michaels Bank, while locally chartered, is controlled by a holding company in Baltimore. It operates a main office and four branches in Talbot County. NationsBank, Signet Bank - Maryland, First National Bank of Maryland, and Crestar Bank, all of which are based in Baltimore, operate four, two, two, and two branches in Talbot County, respectively. One credit union operates in the county; however, it has only nominal deposits. Financial service companies, such as Legg Mason Wood Walker, Inc., Ferris Baker Watts, Inc., Merrill Lynch, A.G. Edwards & Sons, Inc. and H.C. Wainwright, Inc. also operate offices in Talbot County.

         As of December 31, 1998, there were five commercial banks operating a total of twelve offices in Caroline County, Maryland. Of these institutions, only Provident State Bank of Preston, Maryland is locally owned and operated. Provident State Bank has a main office in Preston and three branches located in Caroline County. Peoples Bank of Denton, while locally chartered, is controlled by a holding company in Baltimore. It operates a main office and three branches in Caroline County. First National Bank of Maryland, based in Baltimore, and NationsBank, based in Charlotte, North Carolina, each operate one branch in Caroline County. First Virginia Bank of Richmond, Virginia, operates two branches in Caroline County.

FACILITIES

         The Bank's main office is located at 501 Idlewild Avenue, Easton, Maryland on approximately 53,000 square feet of land at the corner of Idlewild Avenue and Caulk Lane. The Bank also operates a branch facility at William Hill Manor located on Dutchman's Lane in Easton with approximately 72 square feet of leased space. This branch is limited to accepting deposits and cashing checks and is open only for limited hours each business day. See Item 12. "Certain Relationships and Related Transactions." In addition, the Bank operates a loan production office in Denton, Maryland. The Bank recently filed the necessary applications seeking to operate a full service branch in Denton. The Company will continue to investigate other branching possibilities during 1999, but currently has no definite plans for other branches.

         The Bank acquired the site for the main office for $281,000 and spent approximately $1,081,000 for construction of the building, landscaping, paving, and sidewalks. Construction of the main office was completed in June 1993. The main office building is a two story building consisting of approximately 14,000 square feet. The Bank presently occupies only approximately 8,000 square feet for housing the main branch of the Bank, the operations center of the Bank, and the executive offices of the Company and the Bank. In July 1997, the Bank completed improvements to the second floor of the main office building at a cost of $243,792. The improvements provided approximately 5,100 additional square feet of office space, of which the Bank occupies approximately 1,500 square feet. The remaining additional space has been leased to two third parties.

         One of the third party leases consists of 1,820 square feet with an initial lease term of eight years and it commenced August 1, 1997. The annual rent for this lease is $20,020. The other third party lease consists of 1,800 square feet with an initial lease term of five years and it commenced on July 1, 1997. The annual rent for this lease is $18,000. The annual rent on both leases is subject to adjustment each year during the initial term and during the renewal term, if any; provided, however, the annual rent shall only be increased.

         The William Hill Manor branch office space is leased pursuant to a five year lease dated July 1, 1995. Rent is fixed at $3,600 annually. At the end of the current term, the lease provides an option to extend with rent increases contingent on the performance of the Bank and based on the consumer price index.

         The office space for the loan production office in Denton is leased pursuant to a six month lease which commenced January 1, 1999. Rent for this space is $600 per month. The lease provides for a six month extension term at the discretion of the Bank.

EMPLOYEES

         As of March 19, 1999, the Bank had twenty full-time employees and five part-time employees. The Company's operations are conducted through the Bank. Consequently, the Company does not have any separate employees. None of the employees of the Bank are represented by any collective bargaining unit. The Bank considers its relations with its employees to be good.

                           SUPERVISION AND REGULATION

         The Company and the Bank are subject to state and federal banking laws and regulations which impose specific requirements or restrictions on, and provide for general regulatory oversight with respect to, virtually all aspects of operations. These laws and regulations are generally intended to protect depositors, not stockholders. The following is a brief summary of certain statutes, rules and regulations affecting the Company and the Bank. To the extent that the following summary describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable laws or regulations may have a material adverse effect on the business and prospects of the Company. Beginning with the enactment of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and following with the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), numerous additional regulatory requirements have been placed on the banking industry in the past eight years, and additional changes have been proposed. The banking industry is also likely to change significantly as a result of the passage of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act"). The operations of the Company and the Bank may be affected by legislative changes and the policies of various regulatory authorities. The Company is unable to predict the nature or the extent of the effect on its business and earnings that fiscal or monetary policies, economic control, or new federal or state legislation may have in the future.

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

         Under the guidelines, banks' and bank holding companies' assets are given risk-weights of 0%, 20%, 50%, and 100%. In addition, certain off-balance sheet items are given credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight will apply. These computations result in the total risk-weighted assets. Most loans are assigned to the 100% risk category, except for first mortgage loans fully secured by residential property and, under certain circumstances, residential construction loans, both of which carry a 50% rating. Most investment securities are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% rating, and direct obligations of or obligations guaranteed by the United States Treasury or United States Government agencies, which have a 0% rating.

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

         FDICIA established a new capital-based regulatory scheme designed to promote early intervention for troubled banks and requires the FDIC to choose the least expensive resolution of bank failures. The new capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." To qualify as a "well capitalized" institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. As of December 31, 1998, the Company and the Bank were qualified as "well capitalized." See "Item 6. Management's Discussion and Analysis or Plan of Operation -- Capital."

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

         Both the Company and the Bank exceeded their respective regulatory capital requirements at December 31, 1998. See "Management's Discussion and Analysis or Plan of Operation -- Capital."

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

ITEM 2. DESCRIPTION OF PROPERTY

         The Bank's main office is located at 501 Idlewild Avenue, Easton, Maryland on approximately 53,000 square feet of land at the corner of Idlewild Avenue and Caulk Lane. The Bank also operates a branch facility at William Hill Manor located on Dutchman's Lane in Easton with approximately 72 square feet of leased space. This branch is limited to accepting deposits and cashing checks and is open only for limited hours each business day. See Item 12. "Certain Relationships and Related Transactions." In addition, the Bank operates a loan production office in Denton, Maryland.

         The Bank acquired the site for the main office for $281,000 and spent approximately $1,081,000 for construction of the building, landscaping, paving, and sidewalks. Construction of the main office was completed in June 1993. The main office building is a two story building consisting of approximately 14,000 square feet. The Bank presently occupies only approximately 8,000 square feet for housing the main branch of the Bank, the operations center of the Bank, and the executive offices of the Company and the Bank. In July 1997, the Bank completed improvements to the second floor of the main office building at a cost of $243,792. The improvements provided approximately 5,100 additional square feet of office space, of which the Bank occupies approximately 1,500 square feet. The remaining additional space has been leased to two third parties.

         One of the third party leases consists of 1,820 square feet with an initial lease term of eight years and it commenced August 1, 1997. The annual rent for this lease is $20,020. The other third party lease consists of 1,800 square feet with an initial lease term of five years and it commenced on July 1, 1997. The annual rent for this lease is $18,000. The annual rent on both leases is subject to adjustment each year during the initial term and during the renewal term, if any; provided, however, the annual rent shall only be increased.

         The William Hill Manor branch office space is leased pursuant to a five year lease dated July 1, 1995. Rent is fixed at $3,600 annually. At the end of the current term, the lease provides an option to extend with rent increases contingent on the performance of the Bank and based on the consumer price index.

         The office space for the loan production office in Denton is leased pursuant to a six month lease which commenced January 1, 1999. Rent for this space is $600 per month. This lease provides for a six month extension term at the discretion of the Bank.

ITEM 3.  LEGAL PROCEEDINGS

         There are no material pending legal proceedings to which the Company or the Bank or any of their properties are subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of the stockholders of the Company during the fourth quarter of 1998.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         In response to this Item, the information included on page 18 of the Company's Annual Report to Stockholders for the year ended December 31, 1998, is incorporated herein by reference.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         In response to this Item, the information included on pages 3 through 18 of the Company's Annual Report to Stockholders for the year ended December 31, 1998, is incorporated herein by reference.

ITEM 7.  FINANCIAL STATEMENTS

         In response to this Item, the information included on pages 19 through 41 of the Company's Annual Report to Stockholders for the year ended December 31, 1998, is incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.


                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         In response to this Item, the information included on pages 2 through 5 and page 8 of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 26, 1999, is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION

         In response to this Item, the information included on pages 5 through 8 of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 26, 1999, is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         In response to this Item, the information included on pages 8 through 10 of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 26, 1999, is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In response to this Item, the information included on page 10 of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 26, 1999, is incorporated herein by reference.

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

         13       Annual Report to Stockholders for the year ended December 31,
                  1998.

         21       Subsidiaries of the Company.

         27       Financial Data Schedule (for SEC use only).

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the fourth quarter of the year ended December 31, 1998.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       EASTON BANCORP, INC.
                                       ----------------------------------------
                                       (Registrant)


                                        By:/s/ W. David Hill
                                           ------------------------------------
                                           W. David Hill
                                           Chairman of the Board; Chief
                                           Executive Officer
Date:  March 26, 1999

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



    Signature                                               Title                                          Date
    ---------                                               -----                                          ----
/s/ Sheila W. Bateman                                 Director; Secretary                              March 26, 1999
------------------------------
Sheila W. Bateman

/s/ Jack H. Bishop                                    Director                                         March 26, 1999
------------------------------
Jack H. Bishop

                                                      Director
------------------------------
J. Parker Callahan, Jr.

/s/ J. Fredrick Heaton                                Director                                         March 26, 1999
------------------------------
J. Fredrick Heaton

/s/ William C. Hill                                   Director                                         March 26, 1999
------------------------------
William C. Hill
                                                      Director; Chairman of the
/s/ W. David Hill                                     Board; Chief Executive Officer                   March 26, 1999
W. David Hill                                         (principal executive officer)

/s/ David F. Lesperance                               Director                                         March 26, 1999
------------------------------
David F. Lesperance

/s/ Vinodrai Mehta                                    Director                                         March 26, 1999
Vinodrai Mehta

/s/ R. Michael S. Menzies                             Director; President                              March 26, 1999
------------------------------
R. Michael S. Menzies

/s/ Roger A. Orsini                                   Director                                         March 26, 1999
------------------------------
Roger A. Orsini

/s/ Mahmood S. Shariff                                Director                                         March 26, 1999
------------------------------
Mahmood S. Shariff
                                                      Director; Treasurer (principal
/s/ Jerry L. Wilcoxon                                 financial officer and principal                  March 26, 1999
----------------------                                accounting officer)
Jerry L. Wilcoxon

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

13                Annual Report to Stockholders for the year ended December 31, 1998.

21                Subsidiaries of the Company.

27                Financial Data Schedule (for SEC use only).
