Form 10QSB
period 1999-03-31
EASTON BANCORP INC/MD
filed 1999-05-12
CIK 880209

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

(Mark  One)

 X     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d) OF THE SECURITIES
--     EXCHANGE ACT OF 1934
        For  the  quarterly period  ended:  March  31,  1999
                                           -----------------

       TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE SECURITIES
--     EXCHANGE  ACT  OF  1934
       For the transition period from  _______________  to  ________________

                       Commission file number:   33-43317
                                                ----------

                                 EASTON BANCORP, INC.
                                 --------------------
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

                                 Not Applicable
     ------------------------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report)


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

     On May 4, 1999, 560,318 shares of the issuer's common stock, par value $.10 per share, were issued and outstanding.

    Transitional Small Business Disclosure Format (check one):    Yes     No  X
                                                                     ---     ---

                                     PART I
                              FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS.

                         EASTON BANCORP, INC. AND SUBSIDIARY
                             CONSOLIDATED BALANCE SHEETS
                                     (Unaudited)

                                                         March 31,     December 31,
                                                            1999           1998
                                                        ------------  --------------
ASSETS
Cash and due from banks. . . . . . . . . . . . . . . .  $   851,768   $     976,682
Federal funds sold . . . . . . . . . . . . . . . . . .    2,510,550       7,269,903
Investment in Federal Home Loan Bank stock . . . . . .      150,000         145,600
Investment securities available for sale . . . . . . .    5,020,903       4,840,026
Loans, less allowance for credit losses of
  $530,033 and $530,000, respectively. . . . . . . . .   36,064,863      33,254,808
Premises and equipment, net. . . . . . . . . . . . . .    1,731,916       1,662,127
Intangible assets, net . . . . . . . . . . . . . . . .        3,061           1,853
Accrued interest receivable. . . . . . . . . . . . . .      274,967         246,470
Loan payment held in escrow. . . . . . . . . . . . . .      550,000       1,175,000
Other assets . . . . . . . . . . . . . . . . . . . . .      156,807          92,924
Deferred income taxes. . . . . . . . . . . . . . . . .      385,326         401,551
                                                        ------------  --------------
           Total assets. . . . . . . . . . . . . . . .  $47,700,161   $  50,066,944
                                                        ============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
  Noninterest-bearing. . . . . . . . . . . . . . . . .  $ 4,258,513   $   4,682,618
  Interest-bearing . . . . . . . . . . . . . . . . . .   37,401,459      39,436,342
                                                        ------------  --------------
           Total deposits. . . . . . . . . . . . . . .   41,659,972      44,118,960
Accrued interest payable . . . . . . . . . . . . . . .       89,944          95,611
Securities sold under agreements to repurchase . . . .       80,131         281,019
Note payable . . . . . . . . . . . . . . . . . . . . .    1,308,522       1,000,000
Other liabilities. . . . . . . . . . . . . . . . . . .       72,201         111,685
                                                        ------------  --------------
           Total liabilities . . . . . . . . . . . . .   43,210,770      45,607,275
                                                        ------------  --------------

Stockholders' equity
  Common stock, par value $.10 per share;
    authorized 5,000,000 shares; 560,318
    shares issued and outstanding. . . . . . . . . . .       56,032          56,032
  Additional paid-in-capital . . . . . . . . . . . . .    5,227,487       5,227,487
  Retained earnings (deficit). . . . . . . . . . . . .     (772,435)       (816,863)
                                                        ------------  --------------
                                                          4,511,084       4,466,656
  Accumulated other comprehensive income . . . . . . .      (21,693)         (6,987)
                                                        ------------  --------------
           Total stockholders' equity. . . . . . . . .    4,489,391       4,459,669
                                                        ------------  --------------
           Total liabilities and stockholders' equity.  $47,700,161   $  50,066,944
                                                        ============  ==============

See  accompanying  Notes  to  Consolidated  Financial  Statements.

                       EASTON BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                      Three Months Ended
                                          March  31,
                                     ------------------
                                       1999      1998
                                     --------  --------
Interest revenue
 Loans, including fees. . . . . . .  $766,937  $752,408
 Investment securities. . . . . . .    72,659    24,552
 Federal funds sold . . . . . . . .    62,399    52,700
                                     --------  --------
   Total interest revenue . . . . .   901,995   829,660

Interest expense. . . . . . . . . .   446,677   448,055
                                     --------  --------

   Net interest income. . . . . . .   455,318   381,605

Provision for loan losses . . . . .    18,000    36,533
                                     --------  --------

   Net interest income after
     provision for loan losses. . .   437,318   345,072
                                     --------  --------

Other operating revenue . . . . . .    38,308    26,761
                                     --------  --------

Other expenses
 Salaries and benefits. . . . . . .   252,197   204,318
 Occupancy. . . . . . . . . . . . .    17,431    13,521
 Furniture and equipment. . . . . .    18,160    24,901
 Other operating. . . . . . . . . .   119,610   101,494
                                     --------  --------
   Total operating expenses . . . .   407,398   344,234
                                     --------  --------

Net income before income taxes. . .    68,228    27,599

Income taxes. . . . . . . . . . . .    23,800         -
                                     --------  --------

Net income. . . . . . . . . . . . .  $ 44,428  $ 27,599
                                     ========  ========

Earnings per common share - basic .  $   0.08  $   0.05
                                     ========  ========

Earnings per common share - diluted  $   0.07  $   0.05
                                     ========  ========

See  accompanying  Notes  to  Consolidated  Financial  Statements.

                       EASTON BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            Three Months Ended
                                                                 March 31,
                                                        -------------------------
                                                            1999         1998
                                                        ------------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Interest received . . . . . . . . . . . . . . . . . .  $   872,599   $  862,718
 Other revenue received. . . . . . . . . . . . . . . .       87,711       27,795
 Cash paid for operating expenses. . . . . . . . . . .     (537,755)    (337,275)
 Interest paid . . . . . . . . . . . . . . . . . . . .     (452,344)    (446,703)
                                                        ------------  -----------
                                                            (29,789)     106,535
                                                        ------------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Cash paid for premises and equipment. . . . . . . .        (32,959)      (2,043)
 Net loans to customers. . . . . . . . . . . . . . .     (2,200,386)    (187,382)
 Investment securities purchased . . . . . . . . . .       (968,613)    (271,200)
 Proceeds from sales/maturities of investments . . . .      759,284      250,000
 Purchase of Foreclosed Property . . . . . . . . . . .      (60,450)           -
                                                        ------------  -----------
                                                         (2,503,124)    (210,625)
                                                        ------------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase (decrease) in time deposits. . . . . . .   (2,069,243)     673,331
 Net increase (decrease) in other deposits . . . . . .     (389,745)     392,873
 Net increase (decrease) in securities sold
     under agreements to repurchase. . . . . . . . . .     (200,888)       3,265
 Proceeds from stock options exercised . . . . . . . .            -        1,500
 Debt advances . . . . . . . . . . . . . . . . . . . .      308,522            -
                                                        ------------  -----------
                                                          2,351,354    1,070,969
                                                        ------------  -----------

NET INCREASE (DECREASE) IN CASH. . . . . . . . . . . .   (4,884,267)     966,879
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD . . .    8,246,585    4,382,348
                                                        ------------  -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD . . . . . .  $ 3,362,318   $5,349,227
                                                        ============  ===========

RECONCILIATION OF NET INCOME TO NET CASH
 PROVIDED (USED) IN OPERATING ACTIVITIES
 Net income. . . . . . . . . . . . . . . . . . . . . .  $    44,428   $   27,599
 Adjustments to reconcile net income to net cash
 provided (used) in operating activities:
 Depreciation and amortization . . . . . . . . . . . .       24,182       40,809
 Provision for loan losses . . . . . . . . . . . . . .       18,000       36,533
 Decrease (increase) in accrued interest receivable
   and other assets. . . . . . . . . . . . . . . . . .      (68,579)      43,912
 Increase (decrease) in operating accounts payable
   and other liabilities . . . . . . . . . . . . . . .      (45,151)     (29,760)
 Increase (decrease) in deferred loan origination fees       (2,669)     (12,561)
                                                        ------------  -----------
                                                           ($29,789)  $  106,532
                                                        ============  ===========

See  accompanying  Notes  to  Consolidated  Financial  Statements.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS:

1.     Basis  of  Presentation
       -----------------------

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto for the Company's fiscal year ended December 31, 1998, included in the Company's Form 10-KSB for the year ended December 31, 1998.

2.     Cash  Flows
       -----------

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Easton Bancorp, Inc. (the "Company") was incorporated in Maryland on July 19, 1991, primarily to own and control all of the capital stock of Easton Bank & Trust Company (the "Bank") upon its formation. The Bank commenced business on July 1, 1993, and the only activity of the Company since then has been the ownership and operation of the Bank. The Bank was organized as a nonmember state bank under the laws of the State of Maryland. The Bank is engaged in a general commercial banking business, emphasizing in its marketing the Bank's local management and ownership, from its main office location in its primary service area, Talbot County, Maryland. In addition, in February 1999 the Bank opened a loan production office in Denton, Maryland, which is in Caroline County. In April 1999, the Bank received approval from the Federal Deposit Insurance Corporation and the State of Maryland State Banking Department to establish a branch at 108 Market Street, in Denton, Maryland. The Bank intends to open a branch at this location in Denton by September 1999. The Bank offers a full range of deposit services that are typically available in most banks and savings and loan associations, including checking accounts, NOW accounts, savings accounts and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. In addition, the Bank offers certain retirement account services, such as Individual Retirement Accounts. The Bank offers a full range of short- to medium-term commercial and personal loans. The Bank also originates and holds or sells into the secondary market fixed and variable rate mortgage loans and real estate construction and acquisition loans. Other bank services include cash management services, safe deposit boxes, travelers checks, direct deposit of payroll and social security checks, and automatic drafts for various accounts.

     The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Company's financial statements and related notes and other statistical information included elsewhere herein.

Results  of  Operations
-----------------------

     Net income for the Company for the three months ended March 31, 1999, was $44,428, compared to $27,599 during the corresponding period of 1998. Net income before income taxes was $68,228 for the three months ended March 31, 1999, compared to $27,599 during the corresponding period of 1998. The increase in earnings before income taxes can be attributed to an increase in net interest income of approximately $74,000, a decrease of approximately $19,000 in the provision for loan losses, and an increase of approximately $12,000 in other operating income, offset by an increase of approximately $63,000 in total operating expenses. The increase in net interest income is primarily due to an increase of approximately $48,000 in interest earned on the growth in the investment portfolio. The increase in total operating expenses is primarily attributed to an increase in salaries and benefits of approximately $48,000.

     The Bank's loan portfolio increased from $33.3 million at December 31, 1998, to $36.1 million at March 31, 1999. The Bank's provision for loan losses was $18,000 for the quarter ended March 31, 1999, compared to $36,533 for the quarter ended March 31, 1998. The allowance for loan losses was $530,033 at

March 31, 1999, or 1.45% of total loans, compared to $530,000 at December 31, 1998, or 1.57% of total loans. The level of the allowance for loan losses represents management's current estimate of future losses in the loan portfolio; however, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional increases in the allowance will not be required.

     Noninterest expense increased $63,164 to $407,398 for the quarter ended March 31, 1999, from $344,234 for the quarter ended March 31, 1998. The increase was primarily related to the increases in salaries and benefits of $47,879. The increase in salaries and benefits was due to annual salary increases, one new full-time employee and one new part-time employee hired for the main office, and two new full-time employees hired for the Bank's new loan production office in Denton, Maryland, which was opened in February 1999.

     Return on average assets and average equity, on an annualized basis, for the quarter ended March 31, 1999, were .43% and 4.74%, respectively, compared to
 .29% and 3.19%, respectively, for the same quarter of 1998. Earnings per share on a fully diluted basis for the quarters ended March 31, 1999, and March 31, 1998, amounted to $.07 and $.05.

     The Company's assets ended the first quarter of 1999 at $47.7 million, a decrease of $2.4 million, or 4.7%, from $50.1 million at December 31, 1998. This decrease can be attributed primarily to the decrease in federal funds sold of $4.8 million, offset by the increase in the Bank's loans of $2.8 million. The Company borrowed an additional $300,000 from the Federal Home Loan Bank of Atlanta that brings total borrowings from the Federal Home Loan Bank of Atlanta to $1.3 million, that are match funded on two loans.

     Management expects that its 1999 income will exceed expenses. Although management expects that the Company's current profitably will continue, future events, such as an unanticipated deterioration in the loan portfolio, could reverse this trend. Management's expectations are based on management's best judgment and actual results will depend on a number of factors that cannot be predicted with certainty and thus fulfillment of management's expectations cannot be assured.

Liquidity  and  Sources  of  Capital
------------------------------------

     The $2.5 million decrease in deposits from December 31, 1998, to March 31, 1999, is primarily reflected in the $4.8 million decrease in federal funds sold, offset by the increase in the Bank's loans of $2.8 million. The Company's primary source of liquidity is cash on hand plus short-term investments. At March 31, 1999, the Company's liquid assets totaled $8.5 million, or 17.9% of total assets, compared to $13.2 million, or 26.4% of total assets, at December 31, 1998. Another source of liquidity is the $6 million secured line of credit the Company has from the Federal Home Loan Bank of Atlanta, of which $1.3 million is used, the $1 million unsecured line of credit the Company has from a correspondent bank, and the $1.5 million secured line of credit the Company has from another correspondent bank, of which $75,000 is pledged to secure repurchase agreements. If additional liquidity is needed, the Bank will sell participations in its loans.

     The capital of the Company and the Bank exceeded all prescribed regulatory capital guidelines at March 31, 1999. At March 31, 1999, the Tier 1 leverage ratio for the Bank was 8.90%. At March 31, 1999, the Bank had a risk-weighted total capital ratio of 13.33%, and a Tier 1 risk-weighted capital ratio of 12.08%. The Company expects that its current capital and short-term investments will satisfy the Company's cash requirements for the foreseeable future. However, no assurance can be given in this regard as rapid growth, deterioration in the loan quality or poor earnings, or a combination of these factors, could change the Company's capital position in a relatively short period of time.

Accounting  Rule  Changes
-------------------------

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company currently has no derivative instruments or hedging activities but elected early adoption of this pronouncement. The standard allows, at adoption, a one-time transfer of securities between the held-to-maturity and available-for-sale securities without affecting the classification of other securities. The Company transferred its remaining securities classified as held-to-maturity to the available-for-sale portfolio.

Year  2000  Issues
------------------

     The Year 2000 issue relates to computer programs that use only two digits to identify a year in the date field. Unless corrected, these programs could read the year 2000 as the year 1900 and likely would adversely affect any number of calculations that are made using the date field. Financial institutions are highly computerized organizations and the Year 2000 issue represents a significant risk to the industry. The Company faces the same risks as the industry. The failure of a major loan or deposit system due to the Year 2000 issue could result in interest and balances being calculated inaccurately. Such failures could have a significant impact on a financial institution's operations and liquidity.

     Management has a Year 2000 Committee, which reports to the Board, responsible for assessing progress in the Company's plans to minimize the effects of the Year 2000 issue. In its assessment of the Year 2000 issue, the committee identified five major phases: Awareness, Assessment, Renovation, Validation and Implementation.

     The awareness phase is a continuing effort to educate employees, customers, business partners and vendors of the impact of the Year 2000 issue. The effort is well under way through communication with the appropriate constituencies and training for all employees. During the assessment phase, which was completed by March 31, 1998, a detailed list was compiled of all vendors, hardware, software, and equipment owned or used by the Company. Each item was assigned a priority based on its importance to the operations of the Company and the risk associated with non-compliance. All manufacturers, software providers and vendors were requested to provide information relating to the readiness of their product or process for the Year 2000. The mission critical areas were identified as the third party data processor, the loan documentation and compliance software, the new accounts platform software, the proof machines, the microfilmer and fische reader and the security system. The Company has also assessed non-information technology systems, including the alarm systems of the Company.

     The validation phase consisted of testing all mission critical hardware and software for Year 2000 readiness. Validation of the core banking systems has been completed. Test transactions were processed on loan and deposit accounts to validate the accuracy of the Company's third party data processing service provider. Validation tests were also run on the loan and compliance software and the Federal Reserve Bank FedLine system. All tests were successful and no Year 2000 problems were indicated. Contingency planning for all mission critical functions is underway and will be completed by June 1999.

     Of concern to management is the amount of funds which may be necessary to have in the Bank and the ATM at the end of 1999 in the event customers desire to withdraw extra cash. The Company is currently working to estimate the most likely level of cash requirements, the source of these funds, and the required level of security and insurance for the additional cash. It may be necessary to build significant levels of cash at the end of 1999 which could reduce earning assets or increase borrowings for a period of time, thereby negatively affecting earnings. In addition, it may be necessary to purchase commitments from current cash sources to guarantee funds availability and to purchase commitments from vendors who transport cash.

     Another concern is the preparedness of the Bank's customers for the Year 2000 issue. For example, commercial loan customers may be unable to repay their loans from the Bank if their business is negatively impacted by the Year 2000 issue. Management continues to attempt to address this issue by educating its customers as to the possible consequences of not being prepared for the Year 2000 issue. In addition, loan underwriting for the past year has included issues relating to the customer's preparedness for the Year 2000 and their reliance on computers in their business operations.

     The Company's total costs associated with the Year 2000 issue will primarily include the costs incurred to upgrade the existing software and hardware not currently Year 2000 compliant. The Company expects that these costs will be incurred in the normal course of business as software and hardware is ordinarily upgraded to keep pace with technological advances. The Company estimates that $1,000 has been spent to date which could be related to the Year 2000 issue. The Company does not track internal costs for personnel devoted to the Year 2000 issue; however, one individual has spent significant time on the project and many individuals have spent numerous hours working on the Year 2000 issue.

Market  Risk
------------

     Net interest income of the Company is one of the most important factors in evaluating the financial performance of the Company. The Company uses interest sensitivity analysis to determine the effect of rate changes. Net interest income is projected over a one-year period to determine the effect of an increase or decrease in the prime rate of 100 basis points. If prime were to decrease 100 basis points, the Company would experience a decrease in net interest income of $17,348 if all assets and liabilities maturing within that period were adjusted for the rate change. The sensitivity analysis does not consider the likelihood of these rate changes nor whether management's reaction to this rate change would be to reprice its loans and deposits.


                                  PART II
                             OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS.

     There are no material pending legal proceedings to which the Company or the Bank is a party or of which any of their property is the subject.

ITEM  2.  CHANGES  IN  SECURITIES.

     None.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES.

     Not  applicable.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     There were no matters submitted to security holders for a vote during the quarter ended March 31, 1999.

ITEM  5.  OTHER  INFORMATION.

     On April 12, 1999, the Bank received approval from the Federal Deposit Insurance Corporation and the State of Maryland State Banking Department to establish a branch at 108 Market Street, Denton, Caroline County, Maryland. The Bank intends to open a full service branch at this location by September 1999.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

     (a)  Exhibits.

          11.1     Computation  of  Earnings  Per  Share.

          27.1     Financial  Data  Schedule  (for  SEC  use  only).

     (b)  Reports  on  Form  8-K.

          There were no reports on Form 8-K filed by the Company during the quarter ended March 31, 1999.

                                 SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          EASTON  BANCORP,  INC.
                                         ------------------------
                                               (Registrant)



Date:    May  7,  1999                    By:  /s/  W.  David  Hill
       ---------------                        ---------------------
                                                    W.  David  Hill
                                                    Chairman of the Board



Date:    May  7,  1999                    By:  /s/  Pamela  A.  Mussenden
       ---------------                        ---------------------------
                                                    Pamela  A.  Mussenden
                                                    Assistant  Treasurer
                                                   (Principal Financial Officer)

                                INDEX TO EXHIBITS

Exhibit                                                         Sequential
Number     Description                                         Page  Number
-------    -----------                                         ------------

11.1       Computation of Earnings Per  Share.

27.1       Financial Data Schedule (for SEC use only).