Form 10QSB
period 1999-06-30
EASTON BANCORP INC/MD
filed 1999-08-12
CIK 880209

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

(Mark  One)

 X   QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d) OF THE SECURITIES
___  EXCHANGE  ACT  OF  1934
     For  the  quarterly  period  ended:  June  30,  1999
                                         ----------------

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For  the  transition  period  from  _______________  to  ________________

                       Commission file number:   33-43317
                                               ----------

                              EASTON BANCORP, INC.
                              --------------------
        (Exact name of small business issuer as specified in its charter)

               Maryland                        52-1745344
               --------                    -------------------
        (State of incorporation)     (I.R.S. Employer Identification No.)

                  501 Idlewild Avenue, Easton, Maryland  21601
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

     On August 4, 1999, 560,318 shares of the issuer's common stock, par value $.10 per share, were issued and outstanding.

     Transitional  Small Business Disclosure Format (check one):  Yes     No  X
                                                                      ---    ---

                                     PART I
                              FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS.

                       EASTON BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



                                                     June 30,     December 31,
                                                       1999           1998
                                                   ------------  --------------

                          ASSETS

Cash and due from banks                            $   926,313   $     976,682
Federal funds sold                                     349,860       7,269,903
Investment in Federal Home Loan Bank stock             150,000         145,600
Investment securities available-for-sale             4,168,330       4,840,026
Loans, less allowance for credit losses of
   $488,280 and $530,000, respectively              39,535,622      33,254,808
Premises and equipment, net                          1,672,390       1,662,127
Accrued interest receivable                            259,171         246,470
Loan payment held in escrow                                  -       1,175,000
Other assets                                           163,161          94,777
Deferred income taxes                                  367,132         401,551
                                                   ------------  --------------
       Total assets                                $47,591,979   $  50,066,944
                                                   ============  ==============

           LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
   Noninterest-bearing                             $ 3,623,173   $   4,682,618
   Interest-bearing                                 37,205,790      39,436,342
                                                   ------------  --------------
     Total deposits                                 40,828,963      44,118,960
Accrued interest payable                                77,186          95,611
Securities sold under agreements to repurchase         110,456         281,019
Note payable                                         2,009,193       1,000,000
Other liabilities                                       39,596         111,685
                                                   ------------  --------------
     Total liabilities                              43,065,394      45,607,275
                                                   ------------  --------------

Stockholders' equity
   Common stock, par value $.10 per share;
     Authorized 5,000,000 shares, 560,318 shares
     issued and outstanding                             56,032          56,032
   Additional paid-in-capital                        5,227,487       5,227,487
   Retained earnings (deficit)                        (702,867)       (816,863)
                                                   ------------  --------------
                                                     4,580,652       4,466,656
Accumulated other comprehensive income                 (54,067)         (6,987)
                                                   ------------  --------------
     Total stockholders' equity                      4,526,585       4,459,669
                                                   ------------  --------------
     Total liabilities and stockholders' equity    $47,591,979   $  50,066,944
                                                   ============  ==============

See  accompanying  Notes  to  Consolidated  Financial  Statements.

                       EASTON BANCORP, INC. AND SUBSIDIARY
                       CONSOLIDATED  STATEMENTS  OF  INCOME
                                   (Unaudited)



                                     Three Months Ended     Six Months Ended
                                           June  30,            June  30,
                                     ------------------  ----------------------
                                       1999      1998       1999        1998
                                     --------  --------  ----------  ----------
Interest revenue
 Loans, including fees               $866,152  $761,797  $1,633,089  $1,514,205
 Investment securities                 63,111    28,907     135,770      53,459
 Federal funds sold                    15,629    67,043      78,028     119,743
                                     --------  --------  ----------  ----------
 Total interest revenue               944,892   857,747   1,846,887   1,687,407

Interest expense                      423,570   461,264     870,247     909,319
                                     --------  --------  ----------  ----------

   Net interest income                521,322   396,483     976,640     778,088

Provision for loan losses              18,000    34,812      36,000      71,345
                                     --------  --------  ----------  ----------

 Net interest income after
     provision for loan losses        503,322   361,671     940,640     706,743
                                     --------  --------  ----------  ----------

Other operating revenue                48,715    33,854      87,023      60,615
                                     --------  --------  ----------  ----------

Other expenses
 Salaries and benefits                272,265   216,809     524,462     421,127
 Occupancy                             16,400    14,884      33,831      28,405
 Furniture and equipment               19,626    24,486      37,786      49,387
 Other operating                      139,306   130,328     258,916     231,822
                                     --------  --------  ----------  ----------
 Total operating expenses             447,597   386,507     854,995     730,741
                                     --------  --------  ----------  ----------

Income before income taxes            104,440     9,018     172,668      36,617

Income taxes                           34,872         -      58,672           -
                                     --------  --------  ----------  ----------

Net income                           $ 69,568  $  9,018  $  113,996  $   36,617
                                     ========  ========  ==========  ==========

Earnings per common share - basic    $   0.12  $    .02  $     0.20  $      .07
                                     ========  ========  ==========  ==========

Earnings per common share - diluted  $   0.12  $    .01  $     0.19  $      .06
                                     ========  ========  ==========  ==========

See  accompanying  Notes  to  Consolidated  Financial  Statements.

                       EASTON BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
                                   (Unaudited)



                                                                  Six Months Ended
                                                                       June 30,
                                                             --------------------------
                                                                 1999          1998
                                                             ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Interest received                                           $ 1,833,801   $ 1,672,106
 Other revenue received                                           19,813        61,648
 Cash paid for operating expenses                               (877,444)     (661,378)
 Interest paid                                                  (888,672)     (909,740)
                                                             ------------  ------------
                                                                  87,498       162,636
                                                             ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Cash paid for premises, equipment and software                  (62,326)      (11,553)
 Net loans to customers                                       (6,314,050)      877,193
 Receipt of funds held in escrow                               1,175,000             -
 Proceeds from sales/maturities of investments                 1,721,697       500,000
 Purchase of investment securities                            (1,128,113)   (1,719,961)
 Proceeds from sale of other real estate owned                    61,699             -
 Purchase of other real estate owned                             (60,450)            -
                                                             ------------  ------------
                                                              (4,606,543)     (354,321)
                                                             ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase in time deposits                                (3,551,399)    1,438,640
 Net increase in other deposits                                  261,402       604,340
 Net decrease in securities sold under agreements
     to repurchase                                              (170,563)      (19,639)
 Proceeds from borrowings                                      1,009,193     1,000,000
 Proceeds from exercise of stock options                               -         9,900
                                                             ------------  ------------
                                                              (2,451,367)    3,033,241
                                                             ------------  ------------

NET INCREASE (DECREASE) IN CASH                               (6,970,412)    2,841,556
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               8,246,585     4,382,348
                                                             ------------  ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $ 1,276,173   $ 7,223,904
                                                             ============  ============

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED (USED)
     FROM OPERATING ACTIVITIES
 Net income                                                  $   113,996   $    36,617
 Adjustments to reconcile net income to net cash
  provided (used) from operating activities:
     Depreciation and amortization                                44,790        81,719
     Provision for loan losses                                    36,000        71,345
     Decrease (increase) in accrued interest receivable
       and other assets                                          (31,126)       18,580
     Increase (decrease) in operating accounts payable and
       other liabilities                                         (75,777)      (28,146)
     Deferred loan origination fees                               (2,764)      (17,509)
     Investment amortization, net of accretion                     2,379            30
                                                             ------------  ------------
                                                             $    87,498   $   162,636
                                                             ============  ============


See  accompanying  Notes  to  Consolidated  Financial  Statements.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS:

1.     Basis  of  Presentation
       -----------------------

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto for the Company's fiscal year ended December 31, 1998, included in the Company's Form 10-KSB for the year ended December 31, 1998.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Easton Bancorp, Inc. (the "Company") was incorporated in Maryland on July 19, 1991, primarily to own and control all of the capital stock of Easton Bank & Trust Company (the "Bank") upon its formation. The Bank commenced business on July 1, 1993, and the only activity of the Company since then has been the ownership and operation of the Bank. The Bank was organized as a nonmember state bank under the laws of the State of Maryland. The Bank is engaged in a general commercial banking business, emphasizing in its marketing the Bank's local management and ownership, from its main office location in its primary service area, Talbot County, Maryland. In addition, in February 1999 the Bank opened a loan production office in Denton, Maryland, which is in Caroline County. In April 1999, the Bank received approval from the Federal Deposit Insurance Corporation and the State of Maryland State Banking Department to establish a branch in Denton, Maryland. The Bank intends to open a branch at 300 Market Street in Denton in September 1999. The Bank offers a full range of deposit services that are typically available in most banks and savings and loan associations, including checking accounts, NOW accounts, savings accounts and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. In addition, the Bank offers certain retirement account services, such as Individual Retirement Accounts. The Bank offers a full range of short- to medium-term commercial and personal loans. The Bank also originates and holds or sells into the secondary market fixed and variable rate mortgage loans and real estate construction and acquisition loans. Other bank services include cash management services, safe deposit boxes, travelers checks, direct deposit of payroll and social security checks, and automatic drafts for various accounts.

     The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Company's financial statements and related notes and other statistical information included elsewhere herein.

Results  of  Operations
-----------------------

     Net income for the Company for the three months ended June 30, 1999, was $69,568, compared to $9,018 during the corresponding period of 1998. Net income for the six months ended June 30, 1999, was $113,996, compared to $36,617 for the corresponding period of 1998. Net income before income taxes was $104,440 for the three months ended June 30, 1999, compared to $9,018 during the corresponding period of 1998. Net income before income taxes was $172,668 for the six months ended June 30, 1999, compared to $36,617 during the corresponding period of 1998.

     The increase in earnings before income taxes for the six month period ended June 30, 1999 can be attributed to an increase in net interest income of approximately $198,000, a decrease of approximately $35,000 in provision for loan losses, and an increase of approximately $26,000 in other operating income, offset by an increase of approximately $124,000 in total operating expenses. The increase in net interest income is primarily due to an increase of approximately $82,000 in interest earned on growth in the investment portfolio and an increase of approximately $119,000 in interest earned on the growth in the loan portfolio. The increase in total operating expenses is primarily attributed to an increase in salaries and benefits of approximately $103,000.

     The Bank's loan portfolio increased from $33.3 million at December 31, 1998, to $39.5 million at June 30, 1999. The Bank's provision for loan losses was $18,000 for the quarter ended June 30, 1999, and $36,000 for the six months ended June 30, 1999, compared to $34,812 for the quarter ended June 30, 1998, and $71,345 for the six months ended June 30, 1998.

     The allowance for loan losses was $488,280 at June 30, 1999, or 1.22% of total loans, compared to $530,033 at March 31, 1999, or 1.45% of total loans, and $530,000 at December 31, 1998, or 1.57% of total loans. The level of the allowance for loan losses represents management's current estimate of future losses in the loan portfolio; however, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional increases in the allowance will not be required.

     Total operating expenses increased $61,090 to $447,597 for the quarter ended June 30, 1999, from $386,507 for the quarter ended June 30, 1998. The increase was primarily related to the increases in salaries and benefits of $55,456. The increase in salaries and benefits was due to annual salary increases and three new full-time employees hired for the Main Office since the second quarter of 1998. Also, three full-time employees were hired for Denton Bank & Trust Company, a division of Easton Bank & Trust Company, which is scheduled to open in September 1999.

     Return on average assets and average equity, on an annualized basis, for the quarter ended June 30, 1999, was .59% and 6.26%, respectively, compared to
 .32% and 3.49%, respectively, for the same quarter of 1998. Return on average assets and average equity, on an annualized basis, for the six months ended June 30, 1999, was .56% and 6.14%, respectively, compared to .30% and 3.28%, respectively, for the same quarter of 1998. Earnings per share on a fully diluted basis for the quarter and the six months ended June 30, 1999 was $.12 and $.19, respectively, compared to $.01 and $.06, respectively, for the same periods of 1998.

     The Company's assets ended the second quarter of 1999 at $47.6 million, a decrease of $2.5 million, or 4.9%, from $50.1 million at December 31, 1998. This decrease can be attributed primarily to the $6.9 million decrease in federal funds sold, offset by the increase in the Bank's loans of $6.3 million, and the decrease in loan payments held in escrow of $1.2 million. The Company borrowed an additional $700,000 from the Federal Home Loan Bank of Atlanta, bringing total borrowings from the Federal Home Loan Bank of Atlanta to $2.0 million. Of the total $2.0 million, $1.5 are match funded on two loans and $.5 million is a short-term borrowing.

     Management expects that its 1999 income will exceed expenses. Although management expects that the Company's current profitability will continue, future events, such as an unanticipated deterioration in the loan portfolio, could reverse this trend. Management's expectations are based on management's best judgment and actual results will depend on a number of factors that cannot be predicted with certainty and thus fulfillment of management's expectations cannot be assured.

Liquidity  and  Sources  of  Capital
------------------------------------

     The $3.3 million decrease in deposits from December 31, 1998, to June 30, 1999, is primarily reflected in the $6.9 million decrease in federal funds sold. The Company's primary source of liquidity is cash on hand plus short-term investments. At June 30, 1999, the Company's liquid assets totaled $5.6 million, or 11.8% of total assets, compared to $13.2 million, or 26.4% of total assets, at December 31, 1998. Another source of liquidity is the $6.0 million secured line of credit the Company has from the Federal Home Loan Bank of Atlanta, of which $2.0 million is currently used, the $1.0 million unsecured line of credit the Company has from a correspondent bank, and the $1.5 million secured line of credit the Company has from another correspondent bank, of which $75,000 of the $1.5 million line of credit is pledged to secure repurchase agreements. If additional liquidity is needed, the Bank will sell participations in its loans.

     The capital of the Company and the Bank exceeded all prescribed regulatory capital guidelines at June 30, 1999. At June 30, 1999, the Tier 1 leverage ratio for the Bank was 9.45%. At June 30, 1999, the Bank had a risk-weighted total capital ratio of 13.09% and a Tier 1 risk-weighted capital ratio of 11.84%. The Company expects that its current capital and short-term investments will satisfy the Company's cash requirements for the foreseeable future. However, no assurance can be given in this regard as rapid growth, deterioration in the loan quality or poor earnings, or a combination of these factors, could change the Company's capital position in a relatively short period of time.

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

     The validation phase consisted of testing all mission critical hardware and software for Year 2000 readiness. Validation of the core banking systems has been completed. Test transactions were processed on loan and deposit accounts to validate the accuracy of the Company's third party data processing service provider. Validation tests were also run on the loan and compliance software and the Federal Reserve Bank FedLine system. All tests were successful and no Year 2000 problems were indicated. Contingency planning for all mission critical functions was completed in June 1999.

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

     Another concern is the preparedness of the Bank's customers for the Year 2000 issue. For example, commercial loan customers may be unable to repay their loans from the Bank if their business is negatively impacted by the Year 2000 issue. Management continues to attempt to address this issue by educating its customers as to the possible consequences of not being prepared for the Year 2000 issue. In addition, loan underwriting for the past year has included issues relating to the customers' preparedness for the Year 2000 and their reliance on computers in their business operations.

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

Market  Risk
------------

     Net interest income of the Company is one of the most important factors in evaluating the financial performance of the Company. The Company uses interest sensitivity analysis to determine the effect of rate changes. Net interest income is projected over a one-year period to determine the effect of an increase or decrease in the prime rate of 100 basis points. If prime were to decrease 100 basis points, the Company would experience an increase in net interest income of $9,300 if all assets and liabilities maturing within that period were adjusted for the rate change. The sensitivity analysis does not consider the likelihood of these rate changes nor whether management's reaction to this rate change would be to reprice its loans and deposits.

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

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     The Company held its Annual Meeting of Stockholders on May 26, 1999, at which meeting all five of management's nominees for the Board of Directors were reelected, with four individuals reelected to serve as Class II Directors for a three-year term, and one individual reelected as a Class I Director for a two-year term. The individuals reelected as Class II Directors were: J. Parker Callahan, Jr., receiving 412,799 votes for and 1,096 votes against or withheld, with no votes abstaining; J. Fredrick Heaton, receiving 412,899 votes for and 996 votes against or withheld, with no votes abstaining; William C. Hill, receiving 412,794 votes for and 1,101 votes against or withheld, with no votes abstaining; and Roger A. Orsini, receiving 412,899 votes for and 996 votes against or withheld, with no votes abstaining. The individual reelected as a Class I Director was R. Michael S. Menzies, Sr., receiving 412,899 votes for and 996 votes against or withheld, with no votes abstaining. Class I and Class III Directors continuing in office are: Sheila W. Bateman, Jack H. Bishop, W. David Hill, David F. Lesperance, Vinodrai Mehta, Mahmood S. Shariff, and Jerry L. Wilcoxon.

ITEM  5.  OTHER  INFORMATION.

     Any stockholder of the Company who intends to present a proposal at the 2000 Annual Meeting of Stockholders, which proposal is not included in the Company's Proxy Statement, must deliver notice of such proposal to the Company no later than March 1, 2000. If the proposing stockholder fails to deliver notice of such proposal to the Company by such date, then the person or persons designated as proxies in connection with the Company's solicitation of proxies shall have the discretionary voting authority to vote the shares of the Company's Common Stock represented by the proxy cards returned to the Company in accordance with their judgment on such matter when such proposal is presented at the 2000 Annual Meeting. Any such notice of a stockholder proposal must be made in writing addressed to Sheila W. Bateman, Easton Bancorp, Inc., P.O. Box 629, Easton, Maryland 21601.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

     (a)  Exhibits.

           3.1     Amended  and  Restated  Bylaws  of  the  Company.

          11.1     Computation  of  Earnings  Per  Share.

          27.1     Financial  Data  Schedule  (for  SEC  use  only).

     (b)  Reports  on  Form  8-K.

          There were no reports on Form 8-K filed by the Company during the quarter ended June 30, 1999.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     EASTON  BANCORP,  INC.
                                     ----------------------
                                        (Registrant)



Date:    August  12, 1999               By:  /s/ R. Michael S. Menzies, Sr.
       ------------------                    ------------------------------
                                                 R. Michael S. Menzies, Sr.
                                                 President



Date:     August  12, 1999              By:  /s/  Pamela A. Mussenden
        -------------------                  ------------------------
                                                  Pamela A. Mussenden
                                                  Assistant Treasurer
                                                  (Principal Financial Officer)

                                INDEX TO EXHIBITS


Exhibit                                               Sequential
Number   Description                                  Page Number
-------  -------------------------------------------  -----------
    3.1  Amended and Restated Bylaws of the Company.
   11.1  Computation of Earnings Per Share.
   27.1  Financial Data Schedule (for SEC use only).