Form 10QSB
period 1999-09-30
EASTON BANCORP INC/MD
filed 1999-11-12
CIK 880209

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

(Mark  One)

 X     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d) OF THE SECURITIES
---
       EXCHANGE  ACT  OF  1934

       For  the  quarterly  period  ended:  September  30,  1999
                                            --------------------

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For  the  transition  period  from  _______________  to  ________________

                        Commission  file  number:   33-43317
                        ------------------------------------

                                 EASTON BANCORP, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

              Maryland                             52-1745344
     --------------------------     ---------------------------------------
     (State  of  incorporation)     (I.R.S.  Employer  Identification  No.)

                  501 Idlewild Avenue, Easton, Maryland  21601
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

     On November 8, 1999, 560,318 shares of the issuer's common stock, par value $.10 per share, were issued and outstanding.

     Transitional Small Business Disclosure Format (check one):  Yes     No  X
                                                                     ---    ---

                                     PART I
                              FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS.

                       EASTON BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                   September 30,    December 31,
                                                       1999             1998
                                                  ---------------  --------------
     ASSETS
Cash and due from banks                           $    1,109,612   $     976,682
Federal funds sold                                     2,142,836       7,269,903
Investment in Federal Home Loan Bank stock               150,000         145,600
Investment securities available-for-sale               4,493,924       4,840,026
Loans, less allowance for credit losses of
   $663,348 and $530,000, respectively                42,475,138      33,254,808
Premises and equipment, net                            1,755,355       1,662,127
Intangible assets, net                                       ---           1,853
Accrued interest receivable                              311,706         246,470
Loan payment held in escrow                                  ---       1,175,000
Deferred income taxes                                    221,667         401,551
Other assets                                              88,202          92,924
                                                  ---------------  --------------
     Total assets                                 $   52,748,440   $  50,066,944
                                                  ===============  ==============

     LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
   Noninterest-bearing                            $    3,442,187   $   4,682,618
   Interest-bearing                                   42,685,927      39,436,342
                                                  ---------------  --------------
     Total deposits                                   46,128,114      44,118,960
Accrued interest payable                                  95,755          95,611
Securities sold under agreements to repurchase            71,215         281,019
Note payable                                           1,578,687       1,000,000
Other liabilities                                         67,930         111,685
                                                  ---------------  --------------
     Total liabilities                                47,941,701      45,607,275
                                                  ---------------  --------------

Stockholders' equity
   Common stock, par value $.10 per share;
     authorized 5,000,000 shares, 560,318
     shares issued and outstanding                        56,032          56,032
   Additional paid-in-capital                          5,227,487       5,227,487
   Retained earnings (deficit)                          (417,995)       (816,863)
                                                  ---------------  --------------
                                                       4,865,524       4,466,656
   Accumulated other comprehensive income                (58,785)         (6,987)
                                                  ---------------  --------------
     Total stockholders' equity                        4,806,739       4,459,669
                                                  ---------------  --------------
     Total liabilities and stockholders' equity   $   52,748,440   $  50,066,944
                                                  ===============  ==============

See  accompanying  Notes  to  Consolidated  Financial  Statements.

                           EASTON BANCORP, INC. AND SUBSIDIARY
                            CONSOLIDATED STATEMENTS OF INCOME
                                       (Unaudited)

                                          Three  Months  Ended     Nine  Months  Ended
                                             September  30,           September  30,
                                        -----------------------  ------------------------
                                           1999         1998        1999         1998
                                        -----------  ----------  -----------  -----------
Interest revenue
 Loans, including fees                  $1,033,790   $ 774,969   $2,666,879   $2,289,174
 Investment securities                      65,576      48,405      201,346      101,864
 Federal funds sold                         41,113      97,609      119,141      217,352
                                        -----------  ----------  -----------  -----------
     Total interest revenue              1,140,479     920,983    2,987,366    2,608,390

Interest expense                           483,768     488,958    1,354,015    1,398,277
                                        -----------  ----------  -----------  -----------

   Net interest income                     656,711     432,025    1,633,351    1,210,113

Provision for loan losses                 (134,547)     91,212      (98,547)     162,557
                                        -----------  ----------  -----------  -----------

 Net interest income after
   provision for loan losses               791,258     340,813    1,731,898    1,047,556
                                        -----------  ----------  -----------  -----------

Other operating revenue                    119,542      29,335      206,565       89,950
                                        -----------  ----------  -----------  -----------

Other expenses
   Salaries and benefits                   304,569     269,240      829,031      690,367
   Occupancy                                18,847      14,475       52,678       42,880
   Furniture and equipment                  19,432      17,594       57,218       66,981
   Other operating                         135,185     105,589      394,101      337,411
                                        -----------  ----------  -----------  -----------
     Total operating expenses              478,033     406,898    1,333,028    1,137,639
                                        -----------  ----------  -----------  -----------

Net income (loss) before income taxes      432,767     (36,750)     605,435         (133)

Income tax expense (benefit)               147,895    (380,297)     206,567     (380,297)
                                        -----------  ----------  -----------  -----------

Net income                              $  284,872   $ 343,547   $  398,868   $  380,164
                                        ===========  ==========  ===========  ===========

Earnings per common share - basic       $     0.51   $    0.61   $     0.71   $     0.68
                                        ===========  ==========  ===========  ===========

Earnings per common share - diluted     $     0.47   $    0.57   $     0.67   $     0.63
                                        ===========  ==========  ===========  ===========

See  accompanying  Notes  to  Consolidated  Financial  Statements.

                          EASTON BANCORP, INC. AND SUBSIDIARY
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Unaudited)


                                                                 Nine Months Ended
                                                                   September 30,
                                                             --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES                                1999          1998
                                                             ------------  ------------
 Interest received                                           $ 2,913,211   $ 2,608,163
 Other revenue received                                          242,866        90,984
 Cash paid for operating expenses                             (1,331,566)   (1,017,613)
 Interest paid                                                (1,353,870)   (1,400,055)
                                                             ------------  ------------
                                                                 470,641       281,479
                                                             ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Cash paid for premises, equipment and software                 (109,420)      (27,118)
 Loans originated, net of principal repayments                (9,170,334)      816,446
 Purchase of investment securities                            (1,473,035)   (4,022,028)
 Proceeds from sales/maturities of investments                 1,733,725     1,500,000
 Receipt of funds held in escrow                               1,175,000           ---
 Proceeds from sale of other real estate owned                    61,699           ---
 Purchase of other real estate owned                             (60,450)          ---
                                                             ------------  ------------
                                                              (7,842,815)   (1,732,700)
                                                             ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase in time deposits                                   213,758     1,565,252
 Net increase in other deposits                                1,795,396     2,653,348
 Net increase in other debt                                      578,687       943,088
 Proceeds from stock option exercise                                 ---         9,900
 Net decrease in securities sold under
   agreements to repurchase                                     (209,804)          ---
                                                             ------------  ------------
                                                               2,378,037     5,171,588
                                                             ------------  ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          (4,994,137)    3,720,367
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               8,246,585     4,382,348
                                                             ------------  ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $ 3,252,448   $ 8,102,715
                                                             ============  ============

RECONCILIATION OF NET INCOME TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES
 Net income                                                  $   398,868   $   380,164
 Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                                71,265       103,625
     Provision for loan losses                                   (98,547)      162,557
     Decrease (increase) in accrued interest receivable and
       other assets                                              (53,734)        7,333
     Increase (decrease) in operating accounts payable and
       other liabilities                                         (43,611)       13,196
     Increase (decrease) in deferred loan origination fees       (11,449)       (5,099)
     Decrease (increase) in deferred income taxes                206,568      (380,297)
     Securities amortization/accretion, net                        2,530           ---
     Gain on sale of other real estate                            (1,249)          ---
                                                             ------------  ------------
                                                             $   470,641   $   281,479
                                                             ============  ============

See  accompanying  Notes  to  Consolidated  Financial  Statements.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS:

1.     Basis  of  Presentation
       -----------------------

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto for the Company's fiscal year ended December 31, 1998, included in the Company's Form 10-KSB for the year ended December 31, 1998.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Easton Bancorp, Inc. (the "Company") was incorporated in Maryland on July 19, 1991, primarily to own and control all of the capital stock of Easton Bank & Trust Company (the "Bank") upon its formation. The Bank commenced business on July 1, 1993, and the only activity of the Company since then has been the ownership and operation of the Bank. The Bank was organized as a nonmember state bank under the laws of the State of Maryland. The Bank is engaged in a general commercial banking business, emphasizing in its marketing the Bank's local management and ownership, from its main office location in its primary service area, Talbot County, Maryland. In addition, in February 1999 the Bank opened a loan production office in Denton, Maryland, which is in Caroline County. In April 1999, the Bank received approval from the Federal Deposit Insurance Corporation and the State of Maryland State Banking Department to establish a branch in Denton, Maryland. In October 1999, the Bank opened a branch at 300 Market Street in Denton. The Bank offers a full range of deposit services that are typically available in most banks and savings and loan associations, including checking accounts, NOW accounts, savings accounts and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. In addition, the Bank offers certain retirement account services, such as Individual Retirement Accounts. The Bank offers a full range of short- to medium-term commercial and personal loans. The Bank also originates and holds or sells into the secondary market fixed and variable rate mortgage loans and real estate construction and acquisition loans. Other bank services include cash management services, safe deposit boxes, travelers checks, direct deposit of payroll and social security checks, and automatic drafts for various accounts.

     The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Company's unaudited financial statements and related notes and other statistical information included elsewhere herein.

Results  of  Operations
-----------------------

     Net income for the Company for the three months ended September 30, 1999, was $284,872, compared to $343,547 during the corresponding period of 1998. Net income for the nine months ended September 30, 1999, was $398,868, compared to $380,164 for the corresponding period of 1998. Net income before income taxes was $432,767 for the three months ended September 30, 1999, compared to a loss of $36,750 during the corresponding period of 1998. Net income before income taxes was $605,435 for the nine months ended September 30, 1999, compared to a loss of $133 during the corresponding period of 1998.

     The increase in earnings before income taxes for the nine month period ended September 30, 1999, can be attributed to an increase in net interest income of approximately $423,000, a decrease of approximately $261,000 in the provision for loan losses, and an increase of approximately $117,000 in other operating income, offset by an increase of approximately $195,000 in total operating expenses. The increase in net interest income is primarily due to an increase of approximately $99,000 on the interest earned on growth in the investment portfolio, an increase of approximately $298,000 on the interest earned on growth in the loan portfolio, and a payment of approximately $80,000 received from the U.S. Department of Agriculture for interest earned on a loan while in the workout process. The increase in total operating expenses is primarily attributed to an increase in salaries and benefits of approximately $139,000 and other operating expenses of approximately $57,000. The increase in other operating income includes income of approximately $66,000 from the full recovery of a loan charged off in 1995.

     The Bank's loan portfolio increased from $33.3 million at December 31, 1998, to $42.5 million at September 30, 1999. The allowance for loan losses was $663,348 at September 30, 1999, or 1.54% of total loans, compared to $448,280 at June 30, 1999, or 1.22% of total loans, and $530,000 at December 31, 1998, or
1.57% of total loans. In September 1999, the Bank received a recovery of $408,069 on a loan that was charged off in 1995. Of the amount recovered, $341,988 was applied to increase the allowance for loan losses and the balance of $66,081 was credited to other income. The Bank subsequently analyzed its allowance for loan losses and determined that the allowance should be reduced, resulting in a reduction in the allowance of $196,547, and a corresponding reduction in the 1999 provision for loan losses. As a result, the Bank's provision for loan losses was an increase to income of $134,547 for the three months ended September 30, 1999, and an increase to income of $98,547 for the nine months ended September 30, 1999, compared to an expense of $91,212 for the three months ended September 30, 1998, and an expense of $162,557 for the nine months ended September 30, 1998. The level of the allowance for loan losses represents management's current estimate of future losses in the loan portfolio; however, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional increases in the allowance will not be required.

     Total operating expenses increased $71,135 to $478,033 for the quarter ended September 30, 1999, from $406,898 for the quarter ended September 30, 1998. The increase was primarily related to the increase in salaries and benefits of $35,329 and the increase in other operating expenses of $29,596. The increase in salaries and benefits was due to annual salary increases and three new full-time employees hired for Denton Bank & Trust Company, a division of Easton Bank & Trust Company, which opened in October 1999. Other operating expenses increased due to expenses incurred in the opening of the branch.

     Return on average assets and average equity, on an annualized basis, for the quarter ended September 30, 1999, was 1.64% and 18.72%, respectively, compared to .97% and 11.08%, respectively, for the same quarter of 1998. Return on average assets and average equity, on an annualized basis, for the nine months ended September 30, 1999, was 1.06% and 13.06%, respectively, compared to 1.23% and 13.91%, respectively, for the same period of 1998. Earnings per share on a fully diluted basis for the quarter and the nine months ended September 30, 1999 were $.47 and $.67, respectively, compared to $.57 and $.63, respectively, for the same periods of 1998.

     The Company's assets ended the third quarter of 1999 at $52.7 million, an increase of $2.6 million, or 5.4%, from $50.1 million at December 31, 1998. This increase can be attributed primarily to the increase in the Bank's loans of $9.2 million, offset by the $5.1 million decrease in federal funds sold and $1.2 million decrease in loan payment held in escrow. The Bank's total borrowings from the Federal Home Loan Bank of Atlanta increased to $1.6 million. These borrowings are match funded on two loans.

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

Liquidity  and  Sources  of  Capital
------------------------------------

     The $2.0 million increase in deposits from December 31, 1998, to September 30, 1999, is primarily reflected in the increase of the Bank's loans of $9.2 million, offset by the $5.1 million decrease in federal funds sold and the disbursement of the $1.2 million loan payment held in escrow. The Company's primary source of liquidity is cash on hand plus short term investments. At September 30, 1999, the Company's liquid assets totaled $7.7 million, or 14.7% of total assets, compared to $13.0 million, or 26.1% of total assets, at December 31, 1998. Another source of liquidity is the $6.0 million secured line of credit the Company has from the Federal Home Loan Bank of Atlanta, of which $1.6 million is currently used, the $1.0 million unsecured line of credit the Company has from a correspondent bank, and the $1.5 million secured line of credit the Company has from another correspondent bank, of which $75,000 is pledged to secure repurchase agreements. If additional liquidity is needed, the Bank will sell participations in its loans.

     The capital of the Company and the Bank exceed all prescribed regulatory capital guidelines at September 30, 1999. At September 30, 1999, the Tier 1 leverage ratio for the Bank was 9.05%. At September 30, 1999, the Bank had a risk-weighted total capital ratio of 12.98%, and a Tier 1 risk-weighted capital ratio of 11.72%. The Company expects that its current capital and short-term investments will satisfy the Company's cash requirements for the foreseeable future. However, no assurance can be given in this regard as rapid growth, deterioration in the loan quality or poor earnings, or a combination of these factors, could change the Company's capital position in a relatively short period of time.

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

Market  Risk
------------

     Net interest income of the Company is one of the most important factors in evaluating the financial performance of the Company. The Company uses interest sensitivity analysis to determine the effect of rate changes. Net interest income is projected over a one-year period to determine the effect of an increase or decrease in the prime rate of 100 basis points. If prime were to decrease 100 basis points, the Company would experience a decrease in net interest income of $14,887 if all assets and liabilities maturing within that period were adjusted for the rate change. The sensitivity analysis does not consider the likelihood of these rate changes nor whether management's reaction to this rate change would be to reprice its loans and deposits.

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

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     There were no matters submitted to a vote of security holders during the quarter ended September 30, 1999.

ITEM  5.  OTHER  INFORMATION.

     None.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

     (a)     Exhibits.

          11.1     Computation  of  Earnings  Per  Share.

          27.1     Financial  Data  Schedule  (for  SEC  use  only).

     (b)     Reports  on  Form  8-K.

          There were no reports on Form 8-K filed by the Company during the quarter ended September 30, 1999.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       EASTON  BANCORP,  INC.
                                       ----------------------
                                       (Registrant)



Date:    November  10,  1999           By:  /s/  R. Michael S. Menzies, Sr.
       ---------------------                -------------------------------
                                                 R.  Michael  S.  Menzies,  Sr.
                                                 President



Date:    November  10,  1999           By:  /s/  Pamela  A.  Mussenden
       ---------------------                ---------------------------
                                                 Pamela  A.  Mussenden
                                                 Assistant  Treasurer
                                                 (Principal  Financial  Officer)

                           INDEX TO EXHIBITS


Exhibit                                                      Sequential
Number   Description                                        Page  Number
------   -------------------------------------------------  ------------

11.1     Computation  of  Earnings  Per  Share.

27.1     Financial  Data  Schedule  (for  SEC  use  only).