Form 10KSB
period 1999-12-31
EASTON BANCORP INC/MD
filed 2000-03-28
CIK 880209

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                   FORM 10-KSB

(Mark  One)
 X        ANNUAL  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---       ACT  OF  1934

                  For the fiscal year ended:  December 31, 1999
                                             ------------------

          TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---       ACT  OF  1934

               For the transition period from ________ to ________

                         Commission File No.:  33-43317
                                              ---------

                              EASTON BANCORP, INC.
                              --------------------
           (Name of small business issuer as specified in its charter)

                 Maryland                                   52-1745344
                 --------                               -----------------
     (State  or  other  jurisdiction  of                 (I.R.S.  Employer
     incorporation  or  organization)                    Identification  No.)

       501  Idlewild  Avenue,  Easton,  Maryland               21601
      -------------------------------------------           -----------
     (Address  of  principal  executive  offices)           (Zip  Code)

         Issuer's telephone number, including area code:  (410) 819-0300
                                                          --------------

         Securities registered under Section 12(b) of the Exchange Act:
                                                    Name  of  each  exchange
     Title  of  each  class                          on  which  registered
     ----------------------                          ---------------------
            None                                              None

         Securities registered under Section 12(g) of the Exchange Act:
                                  Common Stock
                                  ------------
                                (Title of Class)

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

State  the  small  business  issuer's  revenues for its most recent fiscal year:
$4,359,794.

The aggregate market value of the Common Stock held by non-affiliates of the small business issuer on March 15, 2000, was $2,624,897. This calculation is based upon an estimation by the Company's Board of Directors of fair market value of the Common Stock of $11 per share. There is not an active trading market for the Common Stock and it is not possible to identify precisely the market value of the Common Stock.

On March 15, 2000, 560,318 shares of the small business issuer's Common Stock were issued and outstanding.

Transitional  Small  Business  Disclosure  Format:          YES          NO   X
                                                                ---          ---

                       DOCUMENTS INCORPORATED BY REFERENCE
The Company's Annual Report to Stockholders for the year ended December 31, 1999, is incorporated by reference in this Form 10-KSB in Part II Item 5, Item 6, and Item 7. The Company's Proxy Statement for Annual Meeting of Stockholders to be held on May 17, 2000, is incorporated by reference in this Form 10-KSB in
Part  III  Item  9,  Item  10,  Item  11,  and  Item  12.

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

                                     PART I

ITEM  1.  DESCRIPTION  OF  BUSINESS
-----------------------------------

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

     The Bank was organized as a nonmember state bank under the laws of the State of Maryland. The Bank is engaged in a general commercial banking business from its main office location in its primary service area, Talbot County, Maryland. In addition, in February 1999, the Bank opened a loan production office in Denton, Maryland, which is in Caroline County. This office became a full service branch in October 1999.

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

LOCATION  AND  SERVICE  AREA

     The Bank conducts a general commercial banking business in its primary service area, emphasizing the banking needs of individuals and small to medium-sized businesses and professional concerns. The Bank operates from a main office located at 501 Idlewild Avenue in Easton, Maryland, and from branch offices in the William Hill Manor located on Dutchman Lane in Easton and on Market Street in Denton, Maryland, which is in Caroline County. See "Facilities" below. The Bank draws most of its customer deposits and conducts most of its lending transactions from within its primary service area, which encompasses Talbot County and Caroline County, Maryland.

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

     The principal components of the economy of Caroline County are manufacturing and agriculture. The largest employers in the county include Solo Cup and Choptank Electric Company.

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

COMPETITION

     The banking business is highly competitive. The Bank competes as a financial intermediary with other commercial banks, savings and loan associations, credit unions, and money market mutual funds operating in Talbot County, Caroline County and elsewhere. As of December 31, 1999, there were eight commercial banks operating a total of twenty-one offices in Talbot County, Maryland. Of these institutions, only The Talbot Bank of Easton is locally owned and operated. The Talbot Bank has a main office in Easton and three branches: two located in Easton and one in St. Michaels. St. Michaels Bank, while locally chartered, is controlled by a holding company in Baltimore. It operates a main office and three branches in Talbot County. Allfirst Bank and First Mariner Bank, both with one branch in Talbot County, are both based in Baltimore. Bank of America, based in Charlotte, North Carolina, operates four branches in Talbot County. Crestar Bank, based in Richmond, Virginia, operates one branch in Talbot County and Farmers Bank of Maryland, based in Annapolis, Maryland, operates two branches in Talbot County. One credit union operates in the county; however, it has only nominal deposits. Financial service companies, such as Legg Mason Wood Walker, Inc., Ferris Baker Watts, Inc., Merrill Lynch, A.G. Edwards & Sons, Inc. and H.C. Wainwright, Inc. also operate offices in Talbot County.

     As of December 31, 1999, there were six commercial banks operating a total of fourteen offices in Caroline County, Maryland. Of these institutions, only Provident State Bank of Preston, Maryland, is locally owned and operated. Provident State Bank has a main office in Preston and three branches located in Caroline County. Peoples Bank of Denton, while locally chartered, is controlled by a holding company in Baltimore. It operates a main office and four branches in Caroline County. Allfirst Bank, based in Baltimore, and Bank of America, based in Charlotte, North Carolina, each operate one branch in Caroline County. First Virginia Bank of Richmond, Virginia, operates two branches in Caroline County.

FACILITIES

     The Bank's main office is located at 501 Idlewild Avenue, Easton, Maryland, on approximately 53,000 square feet of land at the corner of Idlewild Avenue and Caulk Lane. The Bank also operates a branch facility at William Hill Manor located on Dutchman's Lane in Easton with approximately 72 square feet of leased space. This branch is limited to accepting deposits and cashing checks and is open only for limited hours each business day. See Item 12. "Certain
Relationships and Related Transactions." In addition, the Bank operates an office in Denton, Maryland from leased facilities with approximately 1,733 square feet. The Company will continue to investigate other branching possibilities during 2000, but currently has no definite plans for other branches.

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

     The Denton branch office space is leased pursuant to a five year lease dated June 4, 1999, with three five year renewal options. During the original five year term, monthly rent is fixed at $2,166.

EMPLOYEES

     As of March 3, 2000, the Bank had twenty-four full-time employees and four part-time employees. The Company's operations are conducted through the Bank. Consequently, the Company does not have any separate employees. None of the employees of the Bank are represented by any collective bargaining unit. The Bank considers its relations with its employees to be good.

                           SUPERVISION AND REGULATION

     The Company and the Bank are subject to state and federal banking laws and regulations which impose specific requirements or restrictions on, and provide for general regulatory oversight with respect to, virtually all aspects of operations. These laws and regulations are generally intended to protect depositors, not stockholders. The following is a brief summary of certain statutes, rules and regulations affecting the Company and the Bank. To the extent that the following summary describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable laws or regulations may have a material adverse effect on the business and prospects of the Company. Beginning with the enactment of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and following with the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), numerous additional regulatory requirements have been placed on the banking industry in the past several years, and additional changes have been proposed. The operations of the Company and the Bank may be affected by legislative changes and the policies of various regulatory authorities. The Company is unable to predict the nature or the extent of the effect on its business and earnings that fiscal or monetary policies, economic control, or new federal or state legislation may have in the future.

GRAMM-LEACH-BLILEY  ACT

     On November 4, 1999, the U.S. Senate and House of Representatives each passed the Gramm-Leach-Bliley Act, previously known as the Financial Services Modernization Act of 1999. The Act was signed into law by President Clinton on November 12, 1999. Among other things, the Act repeals the restrictions on banks affiliating with securities firms contained in sections 20 and 32 of the Glass-Steagall Act. The Act also permits bank holding companies to engage in a statutorily provided list of financial activities, including insurance and securities underwriting and agency activities, merchant banking, and insurance company portfolio investment activities. The Act also authorizes activities that are "complementary" to financial activities.

     The Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis.
Nevertheless, the Act may have the result of increasing the amount of competition that the Company and the Bank face from larger institutions and other types of companies. In fact, it is not possible to predict the full effect that the Act will have on the Company and the Bank. From time to time, other changes are proposed to laws affecting the banking industry, and these changes could have a material effect on the business and prospects of the Company and the Bank. The Company cannot predict the nature or the extent of the effect on its business and earnings of fiscal or monetary policies, economic controls, or new federal or state legislation.

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

     Investments, Control, and Activities. With certain limited exceptions, the BHCA requires every bank holding company to obtain the prior approval of the Federal Reserve before (i) acquiring substantial-ly all the assets of any bank,
(ii) acquiring direct or indirect ownership or control of any voting shares of any bank if after such acquisition it would own or control more than 5% of the voting shares of such bank (unless it already owns or controls the majority of such shares), or (iii) merging or consolidating with another bank holding company.

     In addition, and subject to certain exceptions, the BHCA and the Change in Bank Control Act, together with regulations thereunder, require Federal Reserve approval (or, depending on the circumstances, no notice of disapproval) prior to any person or company acquiring "control" of a bank holding company, such as the Company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Because the Company's Common Stock is registered under the Securities
Exchange Act of 1934, under Federal Reserve regulations control will be rebuttably presumed to exist if a person acquires at least 10%, but less than 25%, of the outstanding shares of any class of voting securities of the Company. The regulations provide a procedure for challenge of the rebuttable control presumption.

     Under the BHCA, the Company is generally pro-hibited from engaging in, or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in, nonbanking activities, unless the Federal Reserve, by order or regulation, has found those activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the Federal Reserve has determined by regulation to be proper incidents to the business of banking include making or servicing loans and certain types of leases, engaging in certain insurance and discount brokerage activities, performing certain data processing services, acting in certain circumstances as a fiduciary or investment or financial advisor, owning savings associations, and making investments in certain corporations or projects designed primarily to promote community welfare.

     The Federal Reserve imposes certain capital requirements on the Company under the BHCA, including a minimum leverage ratio and a minimum ratio of "qualifying" capital to risk-weighted assets. These requirements are described below under "Capital Regulations." Subject to its capital requirements and certain other restrictions, the Company is able to borrow money to make a capital contribution to the Bank, and these loans may be repaid from dividends paid from the Bank to the Company. The Bank's ability to pay dividends is subject to regulatory restrictions as described below in "Dividends." The
Company is also able to raise capital for contribution to the Bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

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

THE  BANK

     General. The Bank operates as a state nonmember banking association incorporated under the laws of the State of Maryland and is subject to examination by the FDIC and the Commissioner. Deposits in the Bank are insured by the FDIC up to a maximum amount (generally $100,000 per depositor, subject to aggregation rules). The Commissioner and the FDIC regulate or monitor all areas of the Bank's operations, including security devices and procedures, adequacy of capitalization and loss reserves, loans, investments, borrowings, deposits, mergers, issuances of securiti-es, payment of dividends, interest rates payable on deposits, interest rates or fees chargeable on loans, establish-ment of branches, corporate reorganiza-tions, maintenance of books and records, and adequacy of staff training to carry on safe lending and deposit gathering practices. The FDIC requires the Bank to maintain certain capital ratios and imposes limitations on the Bank's aggregate investment in real estate, bank premises, and furniture and fixtures. The Bank is required by the FDIC and the Commissioner to prepare quarterly reports on the Bank's financial condition and to conduct an annual audit of its financial affairs in compliance with minimum standards and procedures prescribed by the Commissioner.

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

     Transactions with Affiliates and Insiders. The Bank is subject to Section 23A of the Federal Reserve Act, which places limits on the amount of loans or extensions of credit to, or investments in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. The aggregate of all covered transactions is limited in amount, as to any one affiliate, to 10% of the Bank's capital and surplus and, as to all affiliates combined, to 20% of the Bank's capital and surplus. Furthermore, within the foregoing limitations as to amount, each covered transaction must meet specified collateral requirements. Compliance is also required with certain provisions designed to avoid the taking of low quality assets. The Bank is also subject to Section 23B of the Federal Reserve Act which, among other things, prohibits an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with non-affiliated companies. The Bank is subject to certain restrictions on extensions of credit to executive officers, directors, certain principal stockholders, and their related interests. Such extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.

     Community Reinvestment Act. The Community Reinvestment Act requires that each insured depository institution shall be evaluated by its primary federal regulator with respect to its record in meeting the credit needs of its local community, including low and moderate income neighborhoods, consistent with the safe and sound operation of those institutions. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria would impose additional requirements and limitations on the Bank. The Bank received a satisfactory rating in its most recent evaluation.

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

     FDICIA established a new capital-based regulatory scheme designed to promote early intervention for troubled banks and requires the FDIC to choose the least expensive resolution of bank failures. The new capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." To qualify as a "well capitalized" institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. As of December 31, 1999, the Company and the Bank were qualified as "well capitalized." See "Item 6.
Management's  Discussion  and  Analysis  or  Plan  of  Operation  --  Capital."

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

     Failure to meet these capital requirements would mean that the Bank would be required to develop and file a plan with its primary federal banking regulator describing the means and a schedule for achieving the minimum capital requirements. In addition, the Bank would generally not receive regulatory approval of any application that requires the consideration of capital adequacy, such as a branch or merger application, unless the Bank could demonstrate a reasonable plan to meet the capital requirement within a reasonable period of time.

     Both the Company and the Bank exceeded their respective regulatory capital requirements at December 31, 1999. See "Management's Discussion and Analysis or Plan of Operation -- Capital."

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

ENFORCEMENT  POWERS

     FIRREA expanded and increased civil and criminal penalties available for use by the federal regulatory agencies against depository institutions and certain "institution-affiliated parties." Institution-affiliated parties primarily include management, employees, and agents of a financial institution, as well as independent contractors and consultants such as attorneys and accountants and others who participate in the conduct of the financial institution's affairs. These practices can include the failure of an institution to timely file required reports or the filing of false or misleading information or the submission of inaccurate reports. Civil penalties may be as high as $1,000,000 a day for such violations. Criminal penalties for some financial institution crimes have been increased to 20 years. In addition, regulators are provided with greater flexibility to commence enforcement actions against institutions and institution-affiliated parties. Possible enforcement actions include the termination of deposit insurance. Furthermore, banking agencies' power to issue cease-and-desist orders was expanded. Such orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnification or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions as determined by the ordering agency to be appropriate.

EFFECT  OF  GOVERNMENTAL  MONETARY  POLICIES

     The Company's earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve's monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve have major effects upon the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.

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

ITEM  2.  DESCRIPTION  OF  PROPERTY
-----------------------------------

     The Bank's main office is located at 501 Idlewild Avenue, Easton, Maryland on approximately 53,000 square feet of land at the corner of Idlewild Avenue and Caulk Lane. The Bank also operates branch facilities at William Hill Manor located on Dutchman's Lane in Easton and on Market Street in Denton, with approximately 72 and 1,733 square feet of leased space, respectively. The William Hill Manor branch is limited to accepting deposits and cashing checks and is open only for limited hours each business day. See Item 12. "Certain Relationships and Related Transactions."

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

     The office space for the branch office in Denton is leased pursuant to a five year lease which commenced June 4, 1999. Rent for this space is $2,166 per month. This lease provides for three five-year renewals at the discretion of the Bank.

ITEM  3.  LEGAL  PROCEEDINGS
----------------------------

     There are no material pending legal proceedings to which the Company or the Bank or any of their properties are subject. Neither the Company nor the Bank is aware of any proceeding that a governmental authority is contemplating.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
---------------------------------------------------------------------

     There were no matters submitted to a vote of the stockholders of the Company during the fourth quarter of 1999.


                                     PART II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS
-------------------------------------------------------------------------

     In response to this Item, the information included on page 16 of the Company's Annual Report to Stockholders for the year ended December 31, 1999, is incorporated herein by reference.

ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION
--------------------------------------------------------------------------

     In response to this Item, the information included on pages 3 through 15 of the Company's Annual Report to Stockholders for the year ended December 31, 1999, is incorporated herein by reference.

ITEM  7.  FINANCIAL  STATEMENTS
-------------------------------

     In response to this Item, the information included on pages 17 through 40 of the Company's Annual Report to Stockholders for the year ended December 31, 1999, is incorporated herein by reference.

ITEM  8.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING AND
--------------------------------------------------------------------------------
FINANCIAL  DISCLOSURE
---------------------

     Not  applicable.


                                    PART III

ITEM  9.  DIRECTORS AND EXECUTIVE OFFICERS; COMPLIANCE WITH SECTION 16(A) OF THE
--------------------------------------------------------------------------------
EXCHANGE  ACT
-------------

     In response to this Item, the information included on pages 2 through 5 and page 8 of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 17, 2000, is incorporated herein by reference.

ITEM  10.  EXECUTIVE  COMPENSATION
----------------------------------

     In response to this Item, the information included on pages 6 through 8 of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 17, 2000, is incorporated herein by reference.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT
--------------------------------------------------------------------------------

     In response to this Item, the information included on pages 8 through 10 of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 17, 2000, is incorporated herein by reference.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
-------------------------------------------------------------

     In response to this Item, the information included on page 10 of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 17, 2000, is incorporated herein by reference.

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K
------------------------------------------------

(a)  Exhibits.
     ---------

 3.1  Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of Registration
      Statement on Form S-18, File No. 33-43317).


 3.2  Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 of the
      Company's Quarterly Report on Form 10-QSB filed on August 12, 1999 for the quarter ended
      June 30, 1999).

10.1  Easton Bancorp, Inc. 1991 Stock Option Plan (incorporated by reference to Exhibit 10.2 of
      Registration Statement on Form S-18, File No. 33-43317).

10.2  Form of Warrant Agreement (incorporated by reference to Exhibit 10.3 of Registration Statement on Form S-18, File No. 33-43317).

10.3  Lease Agreement dated June 4, 1999, between the Bank and ZNB, LLP.

10.4  Non-Qualified Stock Option Agreement with R. Michael S. Menzies dated May 1, 1999.

  13  Annual Report to Stockholders for the year ended December 31, 1999.

  21  Subsidiaries of the Company.

  27  Financial Data Schedule (for SEC use only).

(b)     Reports  on  Form  8-K
        ----------------------

     No reports on Form 8-K were filed by the Company during the fourth quarter of the year ended December 31, 1999.

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

                                   EASTON  BANCORP,  INC.
                                   ----------------------
                                   (Registrant)

                                   By:/s/  R.  Michael  S.  Menzies
                                      -----------------------------
                                        R.  Michael  S.  Menzies
                                        President
Date:  March  27,  2000

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Signature                                Title                     Date
---------------------------  --------------------------------  --------------

/s/ Sheila W. Bateman          Director; Secretary               March 27, 2000
-----------------------------
Sheila W. Bateman

/s/ Jack H. Bishop             Director                          March 27, 2000
-----------------------------
Jack H. Bishop

/s/ J. Parker Callahan, Jr.    Director                          March 27, 2000
-----------------------------
J. Parker Callahan, Jr.

/s/ J. Fredrick Heaton         Director                          March 27, 2000
-----------------------------
J. Fredrick Heaton

/s/ William C. Hill            Director                          March 27, 2000
-----------------------------
William C. Hill
                               Director; Chairman of the
/s/ W. David Hill              Board; Chief Executive Officer    March 27, 2000
-----------------------------  (principal executive officer)
W. David Hill

/s/ David F. Lesperance        Director                          March 27, 2000
-----------------------------
David F. Lesperance

/s/ Vinodrai Mehta             Director                          March 27, 2000
-----------------------------
Vinodrai Mehta

/s/ R. Michael S. Menzies      Director; President               March 27, 2000
-----------------------------
R. Michael S. Menzies

                               Director
-----------------------------
Roger A. Orsini

/s/ Mahmood S. Shariff         Director                          March 27, 2000
-----------------------------
Mahmood S. Shariff

                               Director
-----------------------------
Myron J. Szczukowski, Jr.


 Signature                                Title                     Date
---------------------------  --------------------------------  --------------
                             Director; Treasurer (principal
/s/ Jerry L. Wilcoxon        financial officer and principal   March 27, 2000
---------------------------  accounting officer)
Jerry L. Wilcoxon

                                       INDEX TO EXHIBITS


Exhibit                                                                             Sequential
Number   Description                                                                Page Number
-------  -------------------------------------------------------------------------  -----------
    3.1  Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of Registration Statement on Form S-18,
         File No. 33-43317).

    3.2 Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-QSB filed on
         August 12, 1999 for the quarter ended June 30, 1999).

   10.1  Easton Bancorp, Inc. 1991 Stock Option Plan (incorporated by reference to
         Exhibit 10.2 of Registration Statement on Form S-18, File No. 33-43317).

   10.2  Form of Warrant Agreement (incorporated by reference to Exhibit 10.3 of
         Registration Statement on Form S-18, File No. 33-43317).

   10.3  Lease Agreement dated June 4, 1999, between the Bank and ZNB,
         LLP.

   10.4  Non-Qualified Stock Option Agreement with R. Michael S.
         Menzies dated May 1, 1999.

     13  Annual Report to Stockholders for the year ended December 31, 1999.

     21  Subsidiaries of the Company.

     27  Financial Data Schedule (for SEC use only).