Form 10QSB
period 2000-03-31
EASTON BANCORP INC/MD
filed 2000-05-11
CIK 880209

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

(Mark  One)

 X     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d) OF THE SECURITIES
---
       EXCHANGE  ACT  OF  1934
       For  the  quarterly  period  ended:  March  31,  2000
                                           -----------------

        TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE SECURITIES
---     EXCHANGE  ACT  OF  1934
        For the  transition  period  from  _______________  to  ________________

                       Commission file number:   33-43317
                                               ----------

                                EASTON BANCORP, INC.
                  ---------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Maryland                                    52-1745344
          ---------                                    ----------
     (State of incorporation)             (I.R.S. Employer Identification No.)

                  501 Idlewild Avenue, Easton, Maryland  21601
                  --------------------------------------------
                    (Address of principal executive offices)

                                 (410) 819-0300
                                 --------------
                           (Issuer's telephone number)

                                Not Applicable
            --------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report)


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

     On May 4, 2000, 560,318 shares of the issuer's common stock, par value $.10 per share, were issued and outstanding.

    Transitional Small Business Disclosure Format (check one):    Yes     No  X
                                                                      ---    ---

                                     PART I
                              FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS.

                         EASTON BANCORP, INC. AND SUBSIDIARY
                             CONSOLIDATED BALANCE SHEETS
                                     (Unaudited)


                                                         March 31,     December 31,
                                                            2000           1999
                                                        ------------  --------------
                           ASSETS
Cash and due from banks                                 $ 1,294,985   $   2,576,335
Federal funds sold                                          891,786         824,727
Investment in Federal Home Loan Bank stock                  179,000         179,000
Investment securities available for sale                  4,469,534       4,203,828
Loans held for sale                                         376,600          70,000
Loans, less allowance for credit losses of
  $670,000 and $610,396, respectively                    48,043,512      45,936,298
Premises and equipment, net                               1,685,843       1,694,652
Intangible assets, net                                       14,403          15,691
Accrued interest receivable                                 330,234         300,536
Other assets                                                 43,283          46,004
Deferred income taxes                                       127,516         177,017
                                                        ------------  --------------
           Total assets                                 $57,456,696   $  56,024,088
                                                        ============  ==============

               LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
  Noninterest-bearing                                   $ 4,011,007   $   3,678,246
  Interest-bearing                                       46,683,858      43,448,200
                                                        ------------  --------------
           Total deposits                                50,694,865      47,126,446
Accrued interest payable                                    100,587         108,888
Securities sold under agreements to repurchase               57,658         280,667
Note payable                                              1,584,995       3,578,493
Other liabilities                                            45,241          45,964
                                                        ------------  --------------
           Total liabilities                             52,483,346      51,140,458
                                                        ------------  --------------

Stockholders' equity
  Common stock, par value $.10 per share;
    authorized 5,000,000 shares; 560,318
    shares issued and outstanding                            56,032          56,032
  Additional paid-in-capital                              5,227,487       5,227,487
  Retained earnings (deficit)                              (222,124)       (322,518)
                                                        ------------  --------------
                                                          5,061,395       4,961,001
  Accumulated other comprehensive income (loss)             (88,045)        (77,371)
                                                        ------------  --------------
           Total stockholders' equity                     4,973,350       4,883,630
                                                        ------------  --------------
           Total liabilities and stockholders' equity   $57,456,696   $  56,024,088
                                                        ============  ==============

See  accompanying  Notes  to  Consolidated  Financial  Statements.

                       EASTON BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                     Three  Months  Ended
                                           March  31,
                                     --------------------
                                        2000       1999
                                     ----------  --------
Interest revenue
 Loans, including fees               $1,057,127  $766,937
 Investment securities                   68,228    72,659
 Federal funds sold                      29,156    62,399
                                     ----------  --------
   Total interest revenue             1,154,511   901,995

Interest expense                        534,105   446,677
                                     ----------  --------

   Net interest income                  620,406   455,318

Provision for loan losses                53,933    18,000
                                     ----------  --------

   Net interest income after
     provision for loan losses          566,473   437,318
                                     ----------  --------

Other operating revenue                  55,263    38,308
                                     ----------  --------

Other expenses
 Salaries and benefits                  280,595   252,197
 Occupancy                               25,136    17,431
 Furniture and equipment                 27,124    18,160
 Other operating                        133,488   119,610
                                     ----------  --------
   Total operating expenses             466,343   407,398
                                     ----------  --------

Net income before income taxes          155,393    68,228

Income taxes                             55,000    23,800
                                     ----------  --------

Net income                             $100,393   $44,428
                                     ==========  ========

Earnings per common share - basic         $0.18     $0.08
                                     ==========  ========

Earnings per common share - diluted       $0.17     $0.07
                                     ==========  ========

See  accompanying  Notes  to  Consolidated  Financial  Statements.

                        EASTON BANCORP, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                                             Three Months Ended
                                                                 March 31,
                                                        --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES                        2000          1999
                                                        ------------  ------------
 Interest received                                       $1,103,203      $872,599
 Other revenue received                                      55,263        87,711
 Cash paid for operating expenses                          (440,094)     (537,755)
 Interest paid                                             (542,406)     (452,344)
Loans originated for sale                                  (969,240)            0
  Proceeds from loan sales                                  662,640             0
                                                        ------------  ------------
                                                           (130,634)       29,789
                                                        ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for premises and equipment                        (17,812)      (32,959)
 Net loans to customers                                  (2,140,198)   (2,200,386)
Investment securities purchased                            (298,063)     (968,613)
 Proceeds from sales/maturities of investments               16,845       759,284
 Purchase of Foreclosed Property                                  0       (60,450)
                                                        ------------  ------------
                                                         (2,439,228)   (2,503,124)
                                                        ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase (decrease) in time deposits                   993,187    (2,069,243)
 Net increase (decrease) in other deposits                2,578,891      (389,745)
 Net increase (decrease) in securities sold
     under agreements to repurchase                        (223,009)     (200,888)
 Debt advances                                            1,993,498       308,522
                                                        ------------  ------------
                                                          1,355,571     2,351,354
                                                        ------------  ------------

NET INCREASE (DECREASE) IN CASH                          (1,214,291)   (4,884,267)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          3,401,062     8,246,585
                                                        ------------  ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $ 2,186,771   $ 3,362,318
                                                        ============  ============

RECONCILIATION OF NET INCOME TO NET CASH
 PROVIDED (USED) IN OPERATING ACTIVITIES
Net income                                                 $100,393       $44,428
 Adjustments to reconcile net income to net cash
 provided (used) in operating activities:
 Depreciation and amortization                               27,909        24,182
 Provision for loan losses                                   53,933        18,000
Loan sales net proceeds                                    (306,600)            0
 Decrease (increase) in accrued interest receivable
   and other assets                                          23,704       (68,579)
 Increase (decrease) in operating accounts payable
   and other liabilities                                    (29,973)      (45,151)
 Increase (decrease) in deferred loan origination fees            0        (2,669)
                                                        ------------  ------------
                                                          ($130,634)      $29,789
                                                        ============  ============

See  accompanying  Notes  to  Consolidated  Financial  Statements.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS:

1.   Basis  of  Presentation
     -----------------------

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto for the Company's fiscal year ended December 31, 1999, included in the Company's Form 10-KSB for the year ended December 31, 1999.

2.   Cash  Flows
     -----------

     For purposes of reporting cash flows, cash and cash equivalents include cash on hand, unrestricted amounts due from banks, overnight investments in repurchase agreements, and federal funds sold.


3.   Comprehensive  Income
     ---------------------

     Comprehensive  income  consists  of  :

                                                     Three  Months  Ended
                                                           March  31,
                                                       2000         1999
                                                     --------     --------
         Net Income                                  $100,393     $44,428
         Unrealized gain (loss) on investment
            securities available for sale net of
            income  taxes                             (10,674)    (14,706)
                                                     --------     --------
         Comprehensive Income                        $ 89,719     $29,722
                                                     =========    ========

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Easton Bancorp, Inc. (the "Company") was incorporated in Maryland on July 19, 1991, to become a one-bank holding company by acquiring all of the capital stock of Easton Bank & Trust Company (the "Bank") upon its formation. The Bank commenced business on July 1, 1993, and the only activity of the Company since then has been the ownership and operation of the Bank. The Bank was organized as a nonmember state bank under the laws of the State of Maryland. The Bank is engaged in a general commercial banking business, emphasizing in its marketing the Bank's local management and ownership, from its main office location in its primary service area, Talbot County, Maryland. During 1999, the Bank opened a full-service branch office in Denton, Maryland, which is in Caroline County. The Bank offers a full range of deposit services that are typically available in most banks and savings and loan associations, including checking accounts, NOW accounts, savings accounts and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. In addition, the Bank offers certain retirement account services, such as Individual Retirement Accounts. The Bank offers a full range of short-to medium-term commercial and personal loans. The Bank also originates and holds or sells into the secondary market fixed and variable rate mortgage loans and real estate construction and acquisition loans. Other bank services include cash management services, safe deposit boxes, traveler's checks, direct deposit of payroll and social security checks, and automatic drafts for various accounts.

     The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Company's financial statements and related notes and other statistical information included elsewhere herein.

Results  of  Operations
-----------------------

     Net income for the Company for the three months ended March 31, 2000, was $100,393, compared to $44,428 during the corresponding period of 1999. The increase in earnings can be attributed to an increase in net interest income of approximately $165,000 and an increase of approximately $17,000 in other operating income, offset by an increase of approximately $36,000 in provision for loan losses, $59,000 in total operating expenses and $31,000 in income taxes. The increase in net interest income is primarily due to an increase of approximately $290,000 in interest earned on the growth in the loan portfolio less a decrease of approximately $33,200 in interest earned on federal funds sold and an increase of approximately $87,000 in interest expense primarily due to the increase in deposits. The increase in total operating expenses is primarily attributed to an increase in salaries and benefits of approximately $28,400.

     The Bank's loan portfolio increased from $45.9 million at December 31, 1999, to $48.0 million at March 31, 2000. The Bank's provision for loan losses was $53,933 for the quarter ended March 31, 2000, compared to $18,000 for the quarter ended March 31, 1999. The allowance for loan losses was $670,000 at March 31, 2000, or 1.38% of total loans, compared to $610,396 at December 31, 1999, or 1.31% of total loans. The level of the allowance for loan losses represents management's current estimate of future losses in the loan portfolio; however, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional increases in the allowance will not be required.

     Noninterest expense increased $58,945 to $466,343 for the quarter ended March 31, 2000, from $407,398 for the quarter ended March 31, 1999. The increase was primarily related to the increases in salaries and benefits of $28,398. The increase in salaries and benefits was due to annual salary increases, one new full-time employee and two new part-time employees hired for the main office, and two new full-time employees hired to staff the new Denton office.

     Return on average assets and average equity, on an annualized basis, for the quarter ended March 31, 2000, were .72% and 8.35%, respectively, compared to
 .43% and 4.74%, respectively, for the same quarter of 1999. Earnings per share on a fully diluted basis for the quarters ended March 31, 2000, and March 31, 1999, amounted to $.17 and $.07.

     The Company's assets ended the first quarter of 2000 at $57.5 million, an increase of $1.4 million, or 2.56%, from $56.0 million at December 31, 1999. This increase can be attributed primarily to the decrease in cash and due from banks of $1.3 million, offset by the increase in the Bank's loans of $2.4 million and an increase in the investment portfolio of $300,000. The Company repaid approximately $2 million in borrowings from the Federal Home Loan Bank of Atlanta that brings total borrowings from the Federal Home Loan Bank of Atlanta to $1.6 million that are match funded on two loans.

     Management expects that its 2000 income will exceed expenses. Although management expects that the Company's current profitably will continue, future events, such as an unanticipated deterioration in the loan portfolio, could reverse this trend. Management's expectations are based on management's best judgment and actual results will depend on a number of factors that cannot be predicted with certainty and thus fulfillment of management's expectations cannot be assured.

Liquidity  and  Sources  of  Capital
------------------------------------

     The $3.6 million increase in deposits from December 31, 1999, to March 31, 2000, is primarily reflected in the $2.0 million decrease in borrowings from the Federal Home Loan Bank of Atlanta, and the increase in the Bank's loans of $2.4 million, offset by the $1.3 million decrease in cash and due from banks. The Company's primary source of liquidity is cash on hand plus short-term investments. At March 31, 2000, the Company's liquid assets totaled $6.7 million, or 11.58% of total assets, compared to $7.6 million, or 13.57% of total assets, at December 31, 1999. Another source of liquidity is the $7.0 million secured line of credit the Company has from the Federal Home Loan Bank of Atlanta, of which $1.6 million is used, the $1.0 million unsecured line of credit the Company has from a correspondent bank, and the $1.5 million secured line of credit the Company has from another correspondent bank, of which $75,000 is pledged to secure repurchase agreements. If additional liquidity is needed, the Bank will sell participations in its loans.

     The capital of the Company and the Bank exceeded all prescribed regulatory capital guidelines at March 31, 2000. At March 31, 2000, the Tier 1 leverage ratio for the Bank was 8.76%. At March 31, 2000, the Bank had a risk-weighted total capital ratio of 12.30%, and a Tier 1 risk-weighted capital ratio of 11.04%. The Company expects that its current capital and short-term investments will satisfy the Company's cash requirements for the foreseeable future. However, no assurance can be given in this regard as rapid growth, deterioration in the loan quality or poor earnings, or a combination of these factors, could change the Company's capital position in a relatively short period of time.

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

     Management has a Year 2000 Committee, which reports to the Board, responsible for assessing progress in the Company's plans to minimize the effects of the Year 2000 issue, which include a continuing effort to educate employees, customers, business partners and vendors of the impact of the Year 2000 issue and testing all critical hardware and software for Year 2000 readiness.

     As of April 15, 2000, the Company has not experienced any significant Year 2000 issues relating to the Company's internal systems, interfaces with third parties or products or services. In addition, as of April 15, 2000, information and products from third parties provided to the Company have not had any adverse effects on the Company's operations as a result of Year 2000 issues. To date, the costs incurred in connection with Year 2000 compliance projects have not been material to the Company's results of operations or liquidity. In addition, the Company does not anticipate incurring any additional significant costs to remain compliant.

     The Company's total costs to date associated with the Year 2000 issue primarily include the costs incurred to upgrade the software and hardware that was not Year 2000 compliant. The Company has incurred these costs in the normal course of business as software and hardware has been upgraded to keep pace with technological advances. The Company estimates that $1,000 has been spent to date which could be related to the Year 2000 issue. The Company does not track internal costs for personnel devoted to the Year 2000 issue; however, one individual has spent significant time on the project and many individuals have spent numerous hours working on the Year 2000 issue.

Market  Risk
------------

     Net interest income of the Company is one of the most important factors in evaluating the financial performance of the Company. The Company uses interest sensitivity analysis to determine the effect of rate changes. Net interest income is projected over a one-year period to determine the effect of an increase or decrease in the prime rate of 100 basis points. If prime were to decrease 100 basis points, the Company would experience a decrease in net interest income of $534 if all assets and liabilities maturing within that period were adjusted for the rate change. The sensitivity analysis does not consider the likelihood of these rate changes nor whether management's reaction to this rate change would be to reprice its loans and deposits.

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

ITEM 4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     There were no matters submitted to security holders for a vote during the quarter ended March 31, 2000.

ITEM 5.  OTHER  INFORMATION.

     None.

ITEM 6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

     (a)  Exhibits.

          11.1   Computation  of  Earnings  Per  Share.

          27.1   Financial  Data  Schedule  (for  SEC  use  only).

     (b)  Reports  on  Form  8-K.

          There were no reports on Form 8-K filed by the Company during the quarter ended March 31, 2000.

                                  SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             EASTON  BANCORP,  INC.
                                             ------------------------
                                                  (Registrant)



Date:  May  5,  2000                    By:  /s/  R.  Michael  S.  Menzies
       ---------------                        ------------------------------
                                                  R.  Michael  S.  Menzies
                                                  President



Date:  May  5,  2000                    By:  /s/  Pamela  A.  Mussenden
       ---------------                        ---------------------------
                                                  Pamela  A.  Mussenden
                                                  Assistant  Treasurer
                                                  (Principal Financial Officer)

                                INDEX TO EXHIBITS

Exhibit                                                              Sequential
Number                         Description                          Page  Number
------                         -----------                          ------------

11.1          Computation  of  Earnings  Per  Share.

27.1          Financial  Data  Schedule  (for  SEC  use  only).