Form 10QSB
period 2000-06-30
EASTON BANCORP INC/MD
filed 2000-08-11
CIK 880209

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

(Mark  One)

 X     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d) OF THE SECURITIES
---    EXCHANGE  ACT  OF  1934

       For the quarterly period ended:  June 30, 2000
                                        -------------

       TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE SECURITIES
---    EXCHANGE  ACT  OF  1934
       For  the  transition  period  from  ______________  to  _______________

                       Commission file number: 33-43317
                                               --------

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

     On August 4, 2000, 560,318 shares of the issuer's common stock, par value $.10 per share, were issued and outstanding.

     Transitional  Small Business Disclosure Format (check one): Yes      No  X
                                                                     ---     ---

                                     PART I
                              FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS.

                       EASTON BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                     June 30,     December 31,
                                                       2000           1999
                                                   ------------  --------------
                                    ASSETS

Cash and due from banks                            $ 1,745,331   $   2,576,335
Federal funds sold                                   1,611,976         824,727
Investment in Federal Home Loan Bank stock             204,200         179,000
Investment securities available-for-sale             4,420,055       4,203,828
Loans held for sale                                    193,000          70,000
Loans, less allowance for credit losses of
   $731,553 and $610,396, respectively              51,775,009      45,936,298
Premises and equipment, net                          1,669,564       1,694,652
Intangible assets, net                                  12,880          15,691
Accrued interest receivable                            355,440         300,536
Other assets                                            40,227          46,004
Deferred income taxes                                   48,226         177,017
                                                   ------------  --------------
       Total assets                                $62,075,908   $  56,024,088
                                                   ============  ==============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
   Noninterest-bearing                             $ 4,506,248   $   3,678,246
   Interest-bearing                                 50,617,928      43,448,200
                                                   ------------  --------------
     Total deposits                                 55,124,176      47,126,446
Accrued interest payable                               117,033         108,888
Securities sold under agreements to repurchase          62,545         280,667
Note payable                                         1,633,516       3,578,493
Other liabilities                                       56,492          45,964
                                                   ------------  --------------
     Total liabilities                              56,993,762      51,140,458
                                                   ------------  --------------

Stockholders' equity
   Common stock, par value $.10 per share;
     Authorized 5,000,000 shares, 560,318 shares
     issued and outstanding                             56,032          56,032
   Additional paid-in-capital                        5,227,487       5,227,487
   Retained earnings (deficit)                       ( 120,491)       (322,518)
                                                   ------------  --------------
                                                     5,163,028       4,961,001
   Accumulated other comprehensive income              (80,882)        (77,371)
                                                   ------------  --------------
     Total stockholders' equity                      5,082,146       4,883,630
                                                   ------------  --------------
     Total liabilities and stockholders' equity    $62,075,908   $  56,024,088
                                                   ============  ==============

See  accompanying  Notes  to  Consolidated  Financial  Statements.

                       EASTON BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                      Three Months Ended      Six Months Ended
                                           June  30,             June  30,
                                     --------------------  ----------------------
                                        2000       1999       2000        1999
                                     ----------  --------  ----------  ----------
Interest revenue
 Loans, including fees               $1,170,706  $866,152  $2,227,833  $1,633,089
 Investment securities                   76,312    63,111     144,540     135,770
 Federal funds sold                      12,260    15,629      41,416      78,028
                                     ----------  --------  ----------  ----------
     Total interest revenue           1,259,278   944,892   2,413,789   1,846,887

Interest expense                        567,022   423,570   1,101,127     870,247
                                     ----------  --------  ----------  ----------

     Net interest income                692,256   521,322   1,312,662     976,640

Provision for loan losses                65,331    18,000     119,264      36,000
                                     ----------  --------  ----------  ----------

     Net interest income after
     provision for loan losses          626,925   503,322   1,193,398     940,640
                                     ----------  --------  ----------  ----------

Other operating revenue                  57,189    48,715     112,452      87,023
                                     ----------  --------  ----------  ----------

Other expenses
 Salaries and benefits                  285,365   272,265     565,960     524,462
 Occupancy                               24,157    16,400      49,293      33,831
 Furniture and equipment                 23,289    19,626      50,413      37,786
 Other operating                        174,070   139,306     307,558     258,916
                                     ----------  --------  ----------  ----------
     Total operating expenses           506,881   447,597     973,224     854,995
                                     ----------  --------  ----------  ----------

Income before income taxes              177,233   104,440     332,626     172,668

Income taxes                             75,600    34,872     130,600      58,672
                                     ----------  --------  ----------  ----------

Net income                           $  101,633  $ 69,568  $  202,026  $  113,996
                                     ==========  ========  ==========  ==========

Earnings per common share - basic    $     0.18  $   0.12  $     0.36  $     0.20
                                     ==========  ========  ==========  ==========

Earnings per common share - diluted  $     0.17  $   0.12  $     0.35  $     0.19
                                     ==========  ========  ==========  ==========

See  accompanying  Notes  to  Consolidated  Financial  Statements.

                       EASTON BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                        Six Months Ended
                                                            June 30,
                                                   --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES                   2000          1999
                                                   ------------  ------------
 Interest received                                 $ 2,338,528   $ 1,833,801
 Other revenue received                                112,452        19,813
 Cash paid for operating expenses                     (903,346)     (877,444)
 Interest paid                                      (1,092,982)     (888,672)
 Taxes paid                                           (123,000)            0
                                                   ------------  ------------
                                                       331,652        87,498
                                                   ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Cash paid for premises, equipment and software        (28,945)      (62,326)
 Net loans to customers                             (5,930,910)   (6,314,050)
 Receipt of funds held in escrow                             0     1,175,000
 Proceeds from sales/maturities of investments         691,778     1,721,697
 Purchase of investment securities                    (945,232)   (1,128,113)
 Proceeds from sale of other real estate owned               0        61,699
 Purchase of other real estate owned                         0       (60,450)
                                                   ------------  ------------
                                                    (6,213,309)   (4,606,543)
                                                   ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase (decrease) in time deposits            5,089,094    (3,551,399)
 Net increase in other deposits                      2,911,907       261,402
 Net decrease in securities sold under agreements
     to repurchase                                    (218,122)     (170,563)
 Net proceeds from borrowings                       (1,944,977)    1,009,193
                                                   ------------  ------------
                                                     5,837,902    (2,451,367)
                                                   ------------  ------------


NET INCREASE (DECREASE) IN CASH                        (43,755)   (6,970,412)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD     3,401,062     8,246,585
                                                   ------------  ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD         $ 3,357,307   $ 1,276,173
                                                   ============  ============

                        EASTON BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                    (Unaudited)


                                                                Six Months Ended
                                                                    June 30,
                                                            -----------------------
                                                                2000        1999
                                                            ------------  ---------
RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED (USED) FROM OPERATING ACTIVITIES
 Net income                                                 $   202,026   $113,996
 Adjustments to reconcile net income to net cash
  provided (used) from operating activities:
     Depreciation and amortization                               56,843     44,790
     Provision for loan losses                                  119,264     36,000
     Loans originated for sale                               (2,424,340)         0
     Proceeds from loan sales                                 2,301,340          0
     Decrease (increase) in accrued interest receivable
       and other assets                                         (52,398)   (31,126)
     Increase (decrease) in operating accounts payable and
       other liabilities                                         18,674    (75,777)
     Deferred loan origination fees                             (27,065)    (2,764)
     Deferred Income taxes                                      130,600          0
     Loss on sale of securities                                    9564          0
     Investment amortization, net of accretion                   (2,856)     2,379

                                                            ------------  ---------
                                                            $   331,652   $ 87,498
                                                            ============  =========

See  accompanying  Notes  to  Consolidated  Financial  Statements.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS:

1.     Basis  of  Presentation
       -----------------------

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto for the Company's fiscal year ended December 31, 1999, included in the Company's Form 10-KSB for the year ended December 31, 1999.

2.     Cash  Flows
       -----------

     For purposes of reporting cash flows, cash and cash equivalents include cash on hand, unrestricted amounts due from banks, overnight investments in repurchase agreements, and federal funds sold.

3.     Comprehensive  Income
       ---------------------

          Comprehensive  income  consists  of:

                                         Six  Months  Ended
                                             June  30,

                                          2000       1999
                                        ---------  ---------
Net Income                              $202,026   $113,996
Unrealized gain (loss) on investment
 securities available for sale, net of
 income taxes                             (3,511)   (47,080)
                                        ---------  ---------
Comprehensive Income                    $198,515   $ 66,916
                                        =========  =========

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

Results  of  Operations
-----------------------

     Net income for the Company for the three months ended June 30, 2000, was $101,663, compared to $69,568 during the corresponding period of 1999. Net income for the six months ended June 30, 2000, was $202,026, compared to $113,996 for the corresponding period of 1999. Net income before income taxes was $177,233 for the three months ended June 30, 2000, compared to $104,440 during the corresponding period of 1999. Net income before income taxes was $332,626 for the six months ended June 30, 2000, compared to $172,668 during the corresponding period of 1999.

     The increase in earnings before income taxes for the six month period ended June 30, 2000 can be attributed to an increase in net interest income of approximately $336,000 and an increase of approximately $25,000 in other operating income, offset by an increase of approximately $83,000 in provision for loan losses and approximately $118,000 in total operating expenses. The increase in net interest income is primarily due to an increase of approximately $595,000 in interest earned on the growth in the loan portfolio and increasing yields, offset by an increase of approximately $231,000 in interest paid on deposit accounts due to growth in deposits and rising rates. The increase in total operating expenses is primarily attributed to an increase in salaries and benefits of approximately $41,000 and an increase in other operating expenses of $49,000. Occupancy expenses and furniture and equipment expenses increased approximately $28,000 due to the opening of the Denton branch in September 1999.

     The Bank's loan portfolio increased from $45.9 million at December 31, 1999, to $51.8 million at June 30, 2000. The Bank's provision for loan losses was $65,331 for the quarter ended June 30, 2000, and $119,264 for the six months ended June 30, 2000, compared to $18,000 for the quarter ended June 30, 1999, and $36,000 for the six months ended June 30, 1999.

     The allowance for loan losses was $731,553 at June 30, 2000, or 1.39% of total loans, compared to $670,000 at March 31, 2000, or 1.38% of total loans, and $610,396 at December 31, 1999, or 1.31% of total loans. The level of the allowance for loan losses represents management's current estimate of future losses in the loan portfolio; however, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional increases in the allowance will not be required.

     Noninterest expense increased $59,284 to $506,881 for the quarter ended June 30, 2000, from $447,597 for the quarter ended June 30, 1999. The increase was primarily related to the increases in salaries and benefits of $13,100 and an increase in occupancy expenses and furniture and equipment expenses of $11,420 due to the opening of the Denton branch in September 1999. The increase in salaries and benefits was due to annual salary increases and two new part-time employees hired for the Main Office since the second quarter of 1999. Other operating expenses increased $34,764.

     Return on average assets and average equity, on an annualized basis, for the quarter ended June 30, 2000, was .68% and 8.21%, respectively, compared to
 .59% and 6.26%, respectively, for the same quarter of 1999. Return on average assets and average equity, on an annualized basis, for the six months ended June 30, 2000, was .74% and 9.18%, respectively, compared to .56% and 6.14%, respectively, for the same quarter of 1999. Earnings per share on a fully diluted basis for the quarter and the six months ended June 30, 2000 was $.17 and $.35, respectively, compared to $.12 and $.19, respectively, for the same periods of 1999.

     The Company's assets ended the second quarter of 2000 at $62.1 million, an increase of $6.1 million, or 10.8%, from $56.0 million at December 31, 1999. This increase can be attributed primarily to the $5.8 million increase in the Bank's loan portfolio. The Company repaid approximately $2 million in borrowings from the Federal Home Loan Bank of Atlanta that brings total borrowings from the Federal Home Loan Bank of Atlanta to $1.6 million that are match funded on two loans.

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

Liquidity  and  Sources  of  Capital
------------------------------------

     The $8.0 million increase in deposits from December 31, 1999, to June 30, 2000, is primarily reflected in the $2.0 million decrease in borrowings from the Federal Home Loan Bank of Atlanta and the increase in the Bank's loans of $5.8 million. The Company's primary source of liquidity is cash on hand plus short-term investments. At June 30, 2000, the Company's liquid assets totaled $7.8 million, or 12.5% of total assets, compared to $7.6 million, or 13.57% of total assets, at December 31, 1999. Another source of liquidity is the $7.0 million secured line of credit the Company has from the Federal Home Loan Bank of Atlanta, of which $1.6 million is currently used, the $1.0 million unsecured line of credit the Company has from a correspondent bank, and the $1.5 million secured line of credit the Company has from another correspondent bank, of which $75,000 of the $1.5 million line of credit is pledged to secure repurchase agreements. If additional liquidity is needed, the Bank will sell participations in its loans.

     The capital of the Company and the Bank exceeded all prescribed regulatory capital guidelines at June 30, 2000. At June 30, 2000, the Tier 1 leverage ratio for the Bank was 8.55%. At June 30, 2000, the Bank had a risk-weighted total capital ratio of 11.75%, and a Tier 1 risk-weighted capital ratio of 10.49%. The Company expects that its current capital and short-term investments will satisfy the Company's cash requirements for the foreseeable future. However, no assurance can be given in this regard as rapid growth, deterioration in the loan quality or poor earnings, or a combination of these factors, could change the Company's capital position in a relatively short period of time.

Market  Risk
------------

     Net interest income of the Company is one of the most important factors in evaluating the financial performance of the Company. The Company uses interest sensitivity analysis to determine the effect of rate changes. Net interest income is projected over a one-year period to determine the effect of an increase or decrease in the prime rate of 100 basis points. If prime were to decrease 100 basis points, the Company would experience a decrease in net interest income of $1,689 if all assets and liabilities maturing within that period were adjusted for the rate change. The sensitivity analysis does not consider the likelihood of these rate changes nor whether management's reaction to this rate change would be to reprice its loans and deposits.




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

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     The Company held its Annual Meeting of Stockholders on May 17, 2000, at which meeting all five of management's nominees for the Board of Directors were reelected, with all five individuals reelected to serve as Class III Directors for a three-year term. The individuals reelected as Class III Directors were:
Jack H. Bishop, receiving 397,441 votes for and no votes against or withheld, with no votes abstaining; David F. Lesperance, receiving 397,441 votes for and no votes against or withheld, with no votes abstaining; Vinodrai Mehta, receiving 397,441 votes for and no votes against or withheld, with no votes abstaining; Myron J. Szczukowski, receiving 386,481 votes for and 10,960 votes against or withheld, with no votes abstaining; and Jerry L. Wilcoxon, receiving 385,481 votes for and 11,960 votes against or withheld, with no votes abstaining. Class I and Class II Directors continuing in office are: Sheila W. Bateman, J. Parker Callahan, Jr., J. Fredrick Heaton, William C. Hill, W. David Hill, R. Michael S. Menzies, Sr., Roger A. Orsini, and Mahmood S. Shariff.

ITEM  5.  OTHER  INFORMATION.

     Any stockholder of the Company who intends to present a proposal at the 2001 Annual Meeting of Stockholders, which proposal is not included in the Company's Proxy Statement, must deliver notice of such proposal to the Company no later than March 1, 2001. If the proposing stockholder fails to deliver notice of such proposal to the Company by such date, then the person or persons designated as proxies in connection with the Company's solicitation of proxies shall have the discretionary voting authority to vote the shares of the Company's Common Stock represented by the proxy cards returned to the Company in accordance with their judgment on such matter when such proposal is presented at the 2001 Annual Meeting. Any such notice of a stockholder proposal must be made in writing addressed to Sheila W. Bateman, Easton Bancorp, Inc., P.O. Box 629, Easton, Maryland 21601.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

     (a)  Exhibits.

          11.1     Computation  of  Earnings  Per  Share.

          27.1     Financial  Data  Schedule  (for  SEC  use  only).

     (b)  Reports  on  Form  8-K.

          There were no reports on Form 8-K filed by the Company during the quarter ended June 30, 2000.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     EASTON  BANCORP,  INC.
                                   ------------------------
                                        (Registrant)



Date:    August 10, 2000                     By:  /s/ R. Michael S. Menzies, Sr.
         ---------------                         -------------------------------
                                                 R.  Michael  S.  Menzies,  Sr.
                                                 President



Date:    August 10, 2000                       By:  /s/  Pamela  A.  Mussenden
         ---------------                         -------------------------------
                                                 Pamela  A.  Mussenden
                                                 Assistant  Treasurer
                                                 (Principal  Financial  Officer)

                               INDEX  TO  EXHIBITS


Exhibit                                                             Sequential
Number                     Description                              Page Number
------                     -----------                              -----------
11.1          Computation  of Earnings  Per  Share.
27.1          Financial Data Schedule (for SEC use only).