Form 10QSB
period 2000-09-30
EASTON BANCORP INC/MD
filed 2000-11-09
CIK 880209

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

(Mark  One)

 X     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d) OF THE SECURITIES
---    EXCHANGE  ACT  OF  1934
       For  the  quarterly  period  ended:  September 30, 2000
                                            ------------------

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For  the  transition  period  from  _______________  to  _______________

                       Commission  file  number:  33-43317
                                                  ---------

                                 EASTON BANCORP, INC.
                                 --------------------
        (Exact name of small business issuer as specified in its charter)

            Maryland                                  52-1745344
          ------------                            -----------------
     (State  of  incorporation)     (I.R.S.  Employer  Identification  No.)

                  501 Idlewild Avenue, Easton, Maryland  21601
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

     On November 1, 2000, 560,318 shares of the issuer's common stock, par value $.10 per share, were issued and outstanding.

     Transitional  Small  Business  Disclosure  Format  (check  one):Yes   No X
                                                                        ---  ---

                                     PART I
                              FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS.

                       EASTON BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                 September 30,  December 31,
                                                       2000         1999
                                                  ------------  ------------
                       ASSETS
Cash and due from banks                           $ 1,699,592   $ 2,576,335
Federal funds sold                                  2,671,966       824,727
Investment in Federal Home Loan Bank stock            204,200       179,000
Investment securities available-for-sale            4,712,586     4,203,828
Loans held for sale                                   284,000        70,000
Loans, less allowance for credit losses of
   $750,885 and $610,396, respectively             52,986,728    45,936,298
Premises and equipment, net                         1,684,810     1,694,652
Intangible assets, net                                      0        15,691
Accrued interest receivable                           407,380       300,536
Deferred income taxes                                  64,526       177,017
Other assets                                          102,875        46,004
                                                  ------------  ------------
     Total assets                                 $64,818,663   $56,024,088
                                                  ============  ============
     LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
   Noninterest-bearing                            $ 5,476,170   $ 3,678,246
   Interest-bearing                                52,172,783    43,448,200
                                                  ------------  ------------
     Total deposits                                57,648,953    47,126,446
Accrued interest payable                              168,941       108,888
Securities sold under agreements to repurchase         56,549       280,667
Note payable                                        1,631,819     3,578,493
Other liabilities                                      66,605        45,964
                                                  ------------  ------------
     Total liabilities                             59,572,867    51,140,458
                                                  ------------  ------------
Stockholders' equity
   Common stock, par value $.10 per share;
     authorized 5,000,000 shares, 560,318
     shares issued and outstanding                     56,032        56,032
   Additional paid-in-capital                       5,227,487     5,227,487
   Retained earnings (deficit)                         15,537      (322,518)
                                                  ------------  ------------
                                                    5,299,056     4,961,001
   Accumulated other comprehensive income             (53,260)      (77,371)
                                                  ------------  ------------
     Total stockholders' equity                     5,245,796     4,883,630
                                                  ------------  ------------
     Total liabilities and stockholders' equity   $64,818,663   $56,024,088
                                                  ============  ============

See  accompanying  Notes  to  Consolidated  Financial  Statements.

                       EASTON BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                              Three Months Ended                   Nine Months Ended
                                                  September 30,                      September 30,
                                     ----------------------------------------  ---------------------------
                                            2000                 1999               2000          1999
                                     -------------------  -------------------  --------------  -----------
Interest revenue
  Loans, including fees              $         1,240,054  $        1,033,790   $    3,467,887  $2,666,879
  Investment securities                           77,868              65,576          222,408     201,346
  Due from banks                                     136                   0              136           0
  Federal funds sold                              51,028              41,113           92,444     119,141
                                     -------------------  -------------------  --------------  -----------
    Total interest revenue                     1,369,086           1,140,479        3,782,875   2,987,366

Interest expense                                 675,368             483,768        1,776,495   1,354,015
                                     -------------------  -------------------  --------------  -----------

     Net interest income                         693,718             656,711        2,006,380   1,633,351

Provision for loan losses                         47,670            (134,547)         166,934     (98,547)
                                     -------------------  -------------------  --------------  -----------

   Net interest income after
       provision for loan losses                 646,048             791,258        1,839,446   1,731,898
                                     -------------------  -------------------  --------------  -----------

Other operating revenue                           69,395             119,542          181,847     206,565
                                     -------------------  -------------------  --------------  -----------

Other expenses
   Salaries and benefits                         295,377             304,569          861,337     829,031
   Occupancy                                      33,135              18,847           82,428      52,678
   Furniture and equipment                        25,654              19,432           76,067      57,218
   Other operating                               144,578             135,185          452,136     394,101
                                     -------------------  -------------------  --------------  -----------
     Total operating expenses                    498,744             478,033        1,471,968   1,333,028
                                     -------------------  -------------------  --------------  -----------

Income before income taxes                       216,699             432,767          549,325     605,435
Income taxes                                      80,670             147,895          211,270     206,567
                                     -------------------  -------------------  --------------  -----------

Net income                           $           136,029  $          284,872   $      338,055  $  398,868
                                     ===================  ===================  ==============  ===========

Earnings per common share - basic    $              0.24  $             0.51   $         0.60  $     0.71
                                     ===================  ===================  ==============  ===========

Earnings per common share - diluted  $              0.24  $             0.47   $         0.59  $     0.67
                                     ===================  ===================  ==============  ===========

See  accompanying  Notes  to  Consolidated  Financial  Statements.

                          EASTON BANCORP, INC. AND SUBSIDIARY
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Unaudited)


                                                             Nine Months Ended
                                                                September 30,
                                                      ---------------------------------
                                                              2000             1999
                                                      -------------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Interest received                                    $       3,649,218   $ 2,913,211
  Other revenue received                                         166,691       242,866
  Cash paid for operating expenses                            (1,394,960)   (1,331,566)
  Loan sales net proceeds                                       (214,000)            0
  Taxes pad                                                     (111,200)            0
  Interest paid                                               (1,716,442)   (1,353,870)
                                                      -------------------  ------------
                                                                 379,307       470,641
                                                      -------------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Cash paid for premises, equipment and software                 (72,549)     (109,420)
  Loans originated, net of principal repayments               (7,192,249)   (9,170,334)
  Purchase of investment securities                           (3,855,909)   (1,473,035)
  Proceeds from sales/maturities of investments                3,360,181     1,733,725
  Receipt of funds held in escrow                                      0     1,175,000
  Proceeds from sale of other real estate owned                        0        61,699
  Purchase of other real estate owned                                  0       (60,450)
                                                      -------------------  ------------
                                                              (7,760,526)   (7,842,815)
                                                      -------------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Net increase in time deposits                                5,130,516       213,758
  Net increase in other deposits                               5,391,991     1,795,396
  Net increase in other debt                                           0       578,687
  Net proceeds from other borrowings                          (1,946,674)            0
  Net increase (decrease) in securities sold under
    agreements to repurchase                                    (224,118)     (209,804)
                                                      -------------------  ------------
                                                               8,351,715     2,378,037
                                                      -------------------  ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             970,496    (4,994,137)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               3,401,062     8,246,585
                                                      -------------------  ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD            $        4,371,558   $ 3,252,448
                                                      ===================  ============

                          EASTON BANCORP, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                       (Unaudited)

                                                                      Nine Months Ended
                                                                         September 30,
                                                              ------------------------------
                                                                     2000            1999
                                                              -------------------  ---------
RECONCILIATION OF NET INCOME TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES
 Net income                                                    $         338,055  $ 398,868

 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                                           87,051     71,265
  Provision for loan losses                                              166,934    (98,547)
  Decrease (increase) in accrued interest receivable and
     other assets                                                       (152,684)   (53,734)
  Increase (decrease) in operating accounts payable and
     other liabilities                                                    80,641    (43,611)
  Increase (decrease) in deferred loan origination fees                  (25,115)   (11,449)
  Decrease in deferred income taxes                                      100,070    206,568
  Securities amortization/accretion, net                                 (12,036)     2,530
  Loss on securities sold                                                 10,338          0
  Loans originated for sale                                           (3,777,840)         0
  Proceeds from loan sales                                             3,563,840          0
  Gain on sale of other real estate                                            0     (1,249)
                                                              -------------------  ---------
                                                              $          379,307   $470,641
                                                              ===================  =========

See  accompanying  Notes  to  Consolidated  Financial  Statements.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS:

1.   Basis  of  Presentation
     -----------------------

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto for the Company's fiscal year ended December 31, 1999, included in the Company's Form 10-KSB for the year ended December 31, 1999.

2.   Cash  Flows
     -----------

     For purposes of reporting cash flows, cash and cash equivalents include cash on hand, unrestricted amounts due from banks, overnight investments in repurchase agreements, and federal funds sold.

3.   Comprehensive  Income
     ---------------------

          Comprehensive  income  consists  of:

                                                Nine Months Ended
                                                  September  30,
                                                -------------------
                                                  2000      1999
                                                --------  ---------
              Net Income                        $338,055  $398,868
              Unrealized gain (loss) on
                 investment Securities
                 available for sale, net of
                 income  taxes                    24,111   (51,798)
                                                --------  ---------
              Comprehensive Income              $362,166  $347,070
                                                ========  =========

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

Results  of  Operations
-----------------------

     Net income for the Company for the three months ended September 30, 2000, was $136,029, compared to $284,872 during the corresponding period of 1999. Net income for the nine months ended September 30, 2000, was $338,055, compared to $398,868 for the corresponding period of 1999. Net income before income taxes was $216,699 for the three months ended September 30, 2000, compared to $432,767 during the corresponding period of 1999. Net income before income taxes was $549,325 for the nine months ended September 30, 2000, compared to $605,435 during the corresponding period of 1999.

     The decrease in earnings before income taxes for the nine month period ended September 30, 2000, can be attributed to an increase of approximately $265,000 in the provision for loan losses, an increase of approximately $139,000 in total operating expenses and a decrease of approximately $25,000 in other operating income, offset by an increase in net interest income of approximately $373,000. The increase in the provision for loan losses is primarily the result of a reduction in the provision in 1999 of approximately $197,000 as a result of the recovery by the Bank in 1999 of a significant amount on a loan that had been charged off in 1995. In addition, the Bank has continued to increase the allowance for loan losses in 2000 as the loan portfolio has continued to grow. The increase in total operating expenses is primarily attributed to an increase in salaries and benefits of approximately $32,000, an increase in occupancy expenses of $30,000, an increase of $19,000 in furniture and equipment expense and an increase in other operating expenses of approximately $58,000. These increases are due to the opening of the branch office in Denton, Maryland in October 1999. The increase in net interest income is primarily due to an increase of approximately $801,000 on the interest earned on growth in the loan portfolio and increasing yields, offset by an increase of approximately $422,000 in interest paid on deposit accounts due to growth in deposits and rising interest rates.

     The Bank's loan portfolio increased from $45.9 million at December 31, 1999, to $53.0 million at September 30, 2000. The allowance for loan losses was $750,885 at September 30, 2000, or 1.40% of total loans, compared to $731,553 at June 30, 2000, or 1.39% of total loans, and $610,396 at December 31, 1999, or
1.31% of total loans. In September 1999, the Bank received a recovery of $408,069 on a loan that was charged off in 1995. Of the amount recovered, $341,988 was applied to increase the allowance for loan losses and the balance of $66,081 was credited to other income. The Bank subsequently analyzed its allowance for loan losses and determined that the allowance should be reduced, resulting in a reduction in the allowance of $196,547, and a corresponding reduction in the 1999 provision for loan losses. As a result, the Bank's provision for loan losses was an expense of $47,670 for the three months ended
September 30, 2000, and an expense of $166,934 for the nine months ended September 30, 2000, compared to a credit of $134,547 for the three months ended September 30, 1999, and a credit of $98,547 for the nine months ended September 30, 1999. The level of the allowance for loan losses represents management's current estimate of future losses in the loan portfolio; however, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional increases in the allowance will not be required.

     Total operating expenses increased $20,711 to $498,744 for the quarter ended September 30, 2000, from $478,033 for the quarter ended September 30, 1999. The increase was primarily related to the increase in occupancy expenses of $14,288 and the increase in furniture and equipment expenses of $6,222. The increase in occupancy expenses and furniture and equipment expenses was due to the opening of the branch office in Denton, Maryland in October 1999. The increase in occupancy expenses was also caused by one of the tenants in the Bank's main facility vacating the premises. A decision was made not to obtain another tenant and for the Bank to use the space.

     Return on average assets and average equity, on an annualized basis, for the quarter ended September 30, 2000, was .84% and 10.48%, respectively, compared to 1.64% and 18.72%, respectively, for the same quarter of 1999. Return on average assets and average equity, on an annualized basis, for the nine months ended September 30, 2000, was .75% and 9.99%, respectively, compared to 1.06% and 13.06%, respectively, for the same period of 1999. Earnings per share on a fully diluted basis for the quarter and the nine months ended September 30, 2000 were $.24 and $.59, respectively, compared to $.47 and $.67, respectively, for the same periods of 1999.

     The Company's assets ended the third quarter of 2000 at $64.8 million, an increase of $8.8 million, or 15.7%, from $56.0 million at December 31, 1999. This increase can be attributed primarily to the increase in the Bank's loans of $7.1 million and an increase in federal funds sold of $1.8 million. The Company repaid approximately $2.0 million in borrowings from the Federal Home Loan Bank of Atlanta, reducing total borrowings from the Federal Home Loan Bank of Atlanta to $1.6 million. These borrowings are match funded on two loans.

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

Liquidity  and  Sources  of  Capital
------------------------------------

     The $10.5 million increase in deposits from December 31, 1999, to September 30, 2000, is primarily reflected in the increase of the Bank's loans of $7.1 million, the $1.8 million increase in federal funds sold, and the $2.0 million decrease in borrowings from the Federal Home Loan Bank of Atlanta. The Company's primary source of liquidity is cash on hand plus short term investments. At September 30, 2000, the Company's liquid assets totaled $8.8 million, or 13.6% of total assets, compared to $7.6 million, or 13.57% of total assets, at December 31, 1999. Another source of liquidity is the $7.0 million secured line of credit the Company has from the Federal Home Loan Bank of Atlanta, of which $1.6 million is currently used, the $1.0 million unsecured line of credit the Company has from a correspondent bank, and the $5 million reverse repurchase line of credit and $500,000 unsecured federal funds line of credit the Company has from another correspondent bank, of which $50,000 is pledged to secure repurchase agreements and $250,000 is pledged to secure a certificate of deposit. If additional liquidity is needed, the Bank will sell participations in its loans.

     The capital of the Company and the Bank exceed all prescribed regulatory capital guidelines at September 30, 2000. At September 30, 2000, the Tier 1 leverage ratio for the Bank was 8.22%. At September 30, 2000, the Bank had a risk-weighted total capital ratio of 11.73%, and a Tier 1 risk-weighted capital ratio of 10.48%. The Company expects that its current capital and short-term investments will satisfy the Company's cash requirements for the foreseeable future. However, no assurance can be given in this regard as rapid growth, deterioration in the loan quality or poor earnings, or a combination of these factors, could change the Company's capital position in a relatively short period of time.

Dividends
---------

     In the past, the Company and the Bank were unable to pay dividends due to regulations that require the recapture of certain capital invested in the formation and start-up of the Bank. Earnings over the last few years have produced the capital levels which, on October 23, 2000, allowed the Board of Directors of the Company to declare a $0.05 per share cash dividend on the Company's outstanding shares of common stock. The dividend will be paid to shareholders of record on October 31, 2000, and the Company anticipates the payment date for the dividend will be on or about November 15, 2000. The declaration and payment of future dividends will depend upon the Company's financial performance and capital requirements.

Market  Risk
------------

     Net interest income of the Company is one of the most important factors in evaluating the financial performance of the Company. The Company uses interest sensitivity analysis to determine the effect of rate changes. Net interest income is projected over a one-year period to determine the effect of an increase or decrease in the prime rate of 100 basis points. If prime were to decrease 100 basis points, the Company would experience an increase in net interest income of $12,021 if all assets and liabilities maturing within that period were adjusted for the rate change. If prime were to increase 100 basis points, the Company would experience a decrease in net interest income of $33,676 if all assets and liabilities maturing within that period were adjusted for the rate change. The sensitivity analysis does not consider the likelihood of these rate changes nor whether management's reaction to this rate change would be to reprice its loans and deposits.

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

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     There were no matters submitted to a vote of security holders during the quarter ended September 30, 2000.

ITEM  5.  OTHER  INFORMATION.

     None.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

     (a)     Exhibits.

             11.1     Computation  of  Earnings  Per  Share.

             27.1     Financial  Data  Schedule  (for  SEC  use  only).

     (b)     Reports  on  Form  8-K.

             There were no reports on Form 8-K filed by the Company during the quarter ended September 30, 2000.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         EASTON  BANCORP,  INC.
                                        ------------------------
                                            (Registrant)



Date:    November 3, 2000               By:  /s/  R. Michael S. Menzies, Sr.
       ------------------                  -------------------------------------
                                                  R. Michael S. Menzies, Sr.
                                                  President



Date:    November  3,  2000             By:  /s/  Pamela  A.  Mussenden
       ------------------                  -------------------------------------
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