Form 10KSB
period 2000-12-31
EASTON BANCORP INC/MD
filed 2001-03-30
CIK 880209

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                   FORM 10-KSB

(Mark One)
 X           ANNUAL  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---          ACT  OF  1934

                  For the fiscal year ended:  December 31, 2000
                                             ------------------

             TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d) OF THE SECURITIES
---          EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                         Commission File No.:  33-43317
                                               --------

                              EASTON BANCORP, INC.
                              --------------------
           (Name of small business issuer as specified in its charter)

               Maryland                                 52-1745344
   -----------------------------                      --------------
  (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                   Identification No.)

  501 Idlewild Avenue, Easton, Maryland                        21601
-----------------------------------------                    ---------
(Address of principal executive offices)                     (Zip Code)

Issuer's telephone number, including area code:   (410) 819-0300
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

State  the  small  business  issuer's  revenues for its most recent fiscal year:
$5,455,312.

The aggregate market value of the Common Stock held by non-affiliates of the small business issuer on March 15, 2001, was $2,850,808. This calculation is based upon an estimation by the Company's Board of Directors of fair market value of the Common Stock of $10.31 per share. There is not an active trading market for the Common Stock and it is not possible to identify precisely the market value of the Common Stock.

On March 15, 2001, 560,318 shares of the small business issuer's Common Stock were issued and outstanding.

Transitional  Small  Business  Disclosure  Format:     YES     NO  X
                                                          ---     ---

                       DOCUMENTS INCORPORATED BY REFERENCE
The Company's Annual Report to Stockholders for the year ended December 31, 2000, is incorporated by reference in this Form 10-KSB in Part II Item 5, Item 6, and Item 7. The Company's Proxy Statement for Annual Meeting of Stockholders to be held on May 16, 2001, is incorporated by reference in this Form 10-KSB in
Part  III  Item  9,  Item  10,  Item  11,  and  Item  12.

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

     Other bank services include cash management services, safe deposit boxes, travelers checks, direct deposit of payroll and social security checks, and automatic drafts for various accounts. The Bank is associated with the STAR and PLUS networks of automated teller machines that may be used by Bank customers throughout Maryland and other regions. The Bank also offers a VISA debit card and it offers MasterCard and VISA credit card services through a correspondent bank as an agent for the Bank.

     The Bank does not presently exercise trust powers. The Bank may in the future offer a full-service trust department, but cannot do so without the prior approval of the Maryland State Bank Commissioner (the "Commissioner").

COMPETITION

     The banking business is highly competitive. The Bank competes as a financial intermediary with other commercial banks, savings and loan associations, credit unions, and money market mutual funds operating in Talbot County, Caroline County and elsewhere. As of December 31, 2000, there were nine commercial banks operating a total of twenty-one offices in Talbot County, Maryland. Of these institutions, only The Talbot Bank of Easton is locally owned and operated. The Talbot Bank has a main office in Easton and three branches: two located in Easton and one in St. Michaels. St. Michaels Bank, while locally chartered, is controlled by a holding company in Baltimore. It operates a main office and three branches in Talbot County. Allfirst Bank and First Mariner Bank, both with one branch in Talbot County, are both based in Baltimore. Queenstown Bank, with one branch in Talbot County, has its main office in Queenstown, Maryland. Bank of America, based in Charlotte, North Carolina, operates four branches in Talbot County. SunTrust Bank, based in Atlanta, Georgia, operates one branch in Talbot County and First Virginia Bank, based in Richmond, Virginia, operates one branch in Talbot County. One credit union operates in the county; however, it has only nominal deposits. Financial service companies, such as Legg Mason Wood Walker, Inc., Ferris Baker Watts, Inc., Merrill Lynch, A.G. Edwards & Sons, Inc. and H.C. Wainwright, Inc. also operate offices in Talbot County.

     As of December 31, 2000, there were six commercial banks operating a total of fourteen offices in Caroline County, Maryland. Of these institutions, only Provident State Bank of Preston, Maryland, is locally owned and operated. Provident State Bank has a main office in Preston and three branches located in Caroline County. Peoples Bank of Denton, while locally chartered, is controlled by a holding company in Baltimore. It operates a main office and four branches in Caroline County. Allfirst Bank, based in Baltimore, and Bank of America, based in Charlotte, North Carolina, each operate one branch in Caroline County. First Virginia Bank of Richmond, Virginia, operates two branches in Caroline County.

FACILITIES

     The Bank's main office is located at 501 Idlewild Avenue, Easton, Maryland, on approximately 53,000 square feet of land at the corner of Idlewild Avenue and Caulk Lane. The Bank also operates a branch facility at William Hill Manor located on Dutchman's Lane in Easton with approximately 72 square feet of leased space. This branch is limited to accepting deposits and cashing checks and is open only for limited hours each business day. See Item 12. "Certain
Relationships and Related Transactions." In addition, the Bank operates an office in Denton, Maryland from leased facilities with approximately 1,733 square feet. The Company will continue to investigate other branching possibilities during 2001.

     The Bank acquired the site for the main office for $281,000 and spent approximately $1,081,000 for construction of the building, landscaping, paving, and sidewalks. Construction of the main office was completed in June 1993. The main office building is a two story building consisting of approximately 14,000 square feet. The Bank presently occupies only approximately 8,000 square feet for housing the main branch of the Bank, the operations center of the Bank, and the executive offices of the Company and the Bank. In July 1997, the Bank completed improvements to the second floor of the main office building at a cost of $243,792. The improvements provided approximately 5,100 additional square feet of office space, of which the Bank occupies approximately 3,000 square feet. The remaining additional space has been leased to a third party.

     The third party lease consists of 1,820 square feet with an initial lease term of eight years and it commenced August 1, 1997. The annual rent for this lease is $20,020. The annual rent is subject to adjustment each year during the initial term and during the renewal term, if any; provided, however, the annual rent shall only be increased.

     The William Hill Manor branch office space is leased pursuant to a five year lease that was renewed effective July 1, 2000. Rent is fixed at $3,600 annually. At the end of the current term, the lease provides an option to extend with rent increases contingent on the performance of the Bank and based on the consumer price index.

     The Denton branch office space is leased pursuant to a five year lease dated June 4, 1999, with three five year renewal options. During the original five year term, monthly rent is fixed at $2,166.

EMPLOYEES

     As of March 3, 2001, the Bank had twenty-seven full-time employees and five part-time employees. The Company's operations are conducted through the Bank. Consequently, the Company does not have any separate employees. None of the employees of the Bank are represented by any collective bargaining unit. The Bank considers its relations with its employees to be good.

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

     In the fourth quarter of 2000, the Company paid a cash dividend of $0.05 per share to stockholders of record as of October 31, 2000. The total dividend paid was $28,015.90. The Company also paid a cash dividend of $0.05 per share in the first quarter of 2001 to stockholders of record as of January 29, 2001. The total dividend paid was $28,015.90.

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

CAPITAL  REGULATIONS

     The federal bank regulatory authorities have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, account for off-balance sheet exposure, and minimize disincentives for holding liquid assets. The resulting capital ratios represent qualifying capital as a percentage of total risk-weighted assets and off-balance sheet items. The guidelines are minimums, and the regulators have noted that banks and bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios well in excess of the minimums. The current guidelines require all bank holding companies and federally regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital includes common stockholders' equity before the unrealized gains and losses on securities available for sale, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangibles and excludes the allowance for loan and lease losses. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate term-preferred stock, and general reserves for loan and lease losses up to 1.25% of risk-weighted assets.

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

     FDICIA established a new capital-based regulatory scheme designed to promote early intervention for troubled banks and requires the FDIC to choose the least expensive resolution of bank failures. The new capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." To qualify as a "well capitalized" institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. As of December 31, 2000, the Company and the Bank were qualified as "well capitalized." See "Item 6.
Management's  Discussion  and  Analysis  or  Plan  of  Operation  --  Capital."

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

     Both the Company and the Bank exceeded their respective regulatory capital requirements at December 31, 2000. See "Management's Discussion and Analysis or Plan of Operation -- Capital."

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

     The Bank acquired the site for the main office for $281,000 and spent approximately $1,081,000 for construction of the building, landscaping, paving, and sidewalks. Construction of the main office was completed in June 1993. The main office building is a two story building consisting of approximately 14,000 square feet. The Bank presently occupies only approximately 8,000 square feet for housing the main branch of the Bank, the operations center of the Bank, and the executive offices of the Company and the Bank. In July 1997, the Bank completed improvements to the second floor of the main office building at a cost of $243,792. The improvements provided approximately 5,100 additional square feet of office space, of which the Bank occupies approximately 3,000 square feet. The remaining additional space has been leased to a third party.

     The third party lease consists of 1,820 square feet with an initial lease term of eight years and it commenced August 1, 1997. The annual rent for this lease is $20,020. The annual rent is subject to adjustment each year during the initial term and during the renewal term, if any; provided, however, the annual rent shall only be increased.

     The William Hill Manor branch office space is leased pursuant to a five year lease that was renewed effective July 1, 2000. Rent is fixed at $3,600 annually. At the end of the current term, the lease provides an option to extend with rent increases contingent on the performance of the Bank and based on the consumer price index.

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

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
---------------------------------------------------------------------

     There were no matters submitted to a vote of the stockholders of the Company during the fourth quarter of 2000.


                                     PART II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS
-------------------------------------------------------------------------

     In response to this Item, the information included on page 16 of the Company's Annual Report to Stockholders for the year ended December 31, 2000, is incorporated herein by reference.

ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION
--------------------------------------------------------------------------

     In response to this Item, the information included on pages 3 through 16 of the Company's Annual Report to Stockholders for the year ended December 31, 2000, is incorporated herein by reference.

ITEM  7.  FINANCIAL  STATEMENTS
-------------------------------

     In response to this Item, the information included on pages 17 through 39 of the Company's Annual Report to Stockholders for the year ended December 31, 2000, is incorporated herein by reference.

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
--------------------------------------------------------------------------------
EXCHANGE  ACT
-------------

     In response to this Item, the information included on pages 2 through 5 and pages 7 through 8 of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 16, 2001, is incorporated herein by reference.

ITEM  10.  EXECUTIVE  COMPENSATION
----------------------------------

     In response to this Item, the information included on pages 6 through 7 of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 16, 2001, is incorporated herein by reference.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT
--------------------------------------------------------------------------------

     In response to this Item, the information included on pages 8 through 9 of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 16, 2001, is incorporated herein by reference.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
-------------------------------------------------------------

     In response to this Item, the information included on pages 9 through 10 of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 16, 2001, is incorporated herein by reference.

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K
------------------------------------------------

(a)  Exhibits.
     --------

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

     10.2 Form of Warrant Agreement (incorporated by reference to Exhibit 10.3 of Registration Statement on Form S-18, File No. 33-43317).

     10.3 Lease Agreement dated June 4, 1999, between the Bank and ZNB, LLP (incorporated by reference to Exhibit 10.3 of the Company's Annual Report on Form 10-KSB filed on March 28, 2000, for the fiscal year ended December 31, 1999).

     10.4 Non-Qualified Stock Option Agreement with R. Michael S. Menzies dated May 1, 1999 (incorporated by reference to Exhibit 10.4 of the Company's Annual Report on Form 10-KSB filed on March 28, 2000, for the fiscal year ended December 31, 1999).

     11   Computation  of  Earnings  Per  Share.

     13   Annual  Report  to  Stockholders for the year ended December 31, 2000.

     21   Subsidiaries  of  the  Company.


(b)  Reports  on  Form  8-K
     ----------------------

     No reports on Form 8-K were filed by the Company during the fourth quarter of the year ended December 31, 2000.

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

                                           EASTON  BANCORP,  INC.
                                           ----------------------
                                           (Registrant)

                                           By:  /s/  R. Michael S. Menzies
                                              ----------------------------------
                                                       R. Michael S. Menzies
                                                       President
Date:  March 21, 2001

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                       Title                                 Date
---------                       -----                                 ----

/s/ Jack H. Bishop             Director                             March 21, 2001
-----------------------------
Jack H. Bishop

/s/ J. Parker Callahan, Jr.    Director                             March 21, 2001
-----------------------------
J. Parker Callahan, Jr.

/s/ J. Fredrick Heaton         Director                             March 21, 2001
-----------------------------
J. Fredrick Heaton

/s/ William C. Hill            Director                             March 21, 2001
-----------------------------
William C. Hill

/s/ W. David Hill              Director; Chairman of the Board;
-----------------------------  Chief Executive Officer (principal   March 21, 2001
W. David Hill                  executive officer)


-----------------------------
David F. Lesperance            Director                            _______________

/s/ Vinodrai Mehta             Director                             March 21, 2001
-----------------------------
Vinodrai Mehta

/s/ R. Michael S. Menzies      Director; President                  March 21, 2001
-----------------------------
R. Michael S. Menzies

/s/ Roger A. Orsini            Director                             March 21, 2001
-----------------------------
Roger A. Orsini

/s/ Mahmood S. Shariff         Director                             March 21, 2001
-----------------------------
Mahmood S. Shariff

/s/ Myron J. Szczukowski, Jr.  Director                             March 21, 2001
-----------------------------
Myron J. Szczukowski, Jr.

/s/ Sheila Wainwright          Director; Secretary                  March 21, 2001
-----------------------------
Sheila Wainwright


Signature                       Title                                 Date
---------                       -----                                 ----

/s/ Jerry L. Wilcoxon          Director; Treasurer (principal       March 21, 2001
-----------------------------  financial officer and principal
Jerry L. Wilcoxon              accounting officer)

                                INDEX TO EXHIBITS



Exhibit                                                               Sequential
Number       Description                                             Page Number
------       -----------                                              ----------

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

10.2 Form of Warrant Agreement (incorporated by reference to Exhibit 10.3 of Registration Statement on Form S-18, File No. 33-43317).

10.3 Lease Agreement dated June 4, 1999, between the Bank and ZNB, LLP (incorporated by reference to Exhibit
             10.3 of the Company's Annual Report on Form 10-KSB filed on March 28, 2000, for the fiscal year ended December 31, 1999).

10.4         Non-Qualified  Stock  Option Agreement  with  R.  Michael
             S. Menzies dated May 1, 1999 (incorporated by reference to Exhibit 10.4 of the Company's Annual Report on Form 10-KSB filed on March 28, 2000, for the fiscal year ended December 31, 1999).

11           Computation  of  Earnings  Per  Share.

13           Annual  Report  to  Stockholders  for  the   year   ended
             December 31, 2000.

21           Subsidiaries  of  the  Company.