Form 10QSB
period 2001-03-31
EASTON BANCORP INC/MD
filed 2001-05-11
CIK 880209

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

(Mark  One)

 X     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d) OF THE SECURITIES
---    EXCHANGE  ACT  OF  1934
       For  the  quarterly  period  ended:  March  31, 2001
                                           -----------------

       TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE SECURITIES
---    EXCHANGE  ACT  OF  1934
       For  the  transition  period  from  _______________  to  ________________

                       Commission file number:  33-43317
                                               ----------

                              EASTON BANCORP, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Maryland                                      52-1745344
     --------------------                     ---------------------------------
   (State of incorporation)                 (I.R.S. Employer Identification No.)

                  501 Idlewild Avenue, Easton, Maryland  21601
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

     On May 4, 2001, 560,318 shares of the issuer's common stock, par value $.10 per share, were issued and outstanding.

Transitional  Small  Business  Disclosure  Format  (check  one):  Yes     No  X
                                                                      ---    ---

                                     PART I
                              FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS.


                         EASTON BANCORP, INC. AND SUBSIDIARY
                             CONSOLIDATED BALANCE SHEETS
                                    (Unaudited)

                                                                March 31,     December 31,
                                                                   2001           2000
                                                               ------------  --------------
                                         ASSETS
Cash and due from banks                                        $   780,625   $   1,202,011
Federal funds sold                                               4,639,912       1,325,552
Investment in Federal Home Loan Bank stock                         431,500         204,200
Investment securities available for sale                         4,132,983       4,978,928
Loans held for sale                                                248,000         353,110
Loans, less allowance for credit losses of
  $701,368 and $645,501 respectively                            56,042,988      54,249,898
Premises and equipment, net                                      1,651,165       1,670,019
Intangible assets, net                                              30,984          10,856
Accrued interest receivable                                        405,504         397,492
Bank Owned Life Insurance Policy                                 1,235,340               0
Other assets                                                       118,568         104,216
Deferred income taxes                                              (45,713)         40,211
                                                               ------------  --------------
           Total assets                                        $69,671,856   $  64,536,493
                                                               ============  ==============

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
  Noninterest-bearing                                          $ 6,236,176   $   5,048,604
  Interest-bearing                                              55,927,008      52,069,826
                                                               ------------  --------------
           Total deposits                                       62,163,184      57,118,430
Accrued interest payable                                           180,607         138,693
Securities sold under agreements to repurchase                      28,868          69,984
Note payable                                                     1,628,335       1,630,092
Other liabilities                                                  137,395         153,025
                                                               ------------  --------------
           Total liabilities                                    64,138,389      59,110,224
                                                               ------------  --------------

Stockholders' equity
  Common stock, par value $.10 per share;
    authorized 5,000,000 shares; 560,318
    shares issued and outstanding                                   56,032          56,032
  Additional paid-in-capital                                     5,227,487       5,227,487
  Retained earnings                                                225,615         153,211
                                                               ------------  --------------
                                                                 5,509,134       5,436,730
  Accumulated other comprehensive income (loss)                     24,333         (10,461)
                                                               ------------  --------------
           Total stockholders' equity                            5,533,467       5,426,269
                                                               ------------  --------------
           Total liabilities and stockholders' equity          $69,671,856   $  64,536,493
                                                               ============  ==============
See accompanying Notes to Consolidated Financial Statements.

                      EASTON BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                       Three Months Ended
                                            March 31,
                                     ----------------------
                                        2001        2000
                                     ----------  ----------
Interest revenue
  Loans, including fees              $1,242,459  $1,057,127
  Investment securities                  75,648      68,228
  Due from banks                            311           0
  Federal funds sold                     30,899      29,156
                                     ----------  ----------
    Total interest revenue            1,349,317   1,154,511

Interest expense                        680,934     534,105
                                     ----------  ----------

    Net interest income                 668,383     620,406

Provision for loan losses                48,354      53,933
                                     ----------  ----------

    Net interest income after
      provision for loan losses         620,029     566,473
                                     ----------  ----------

Other operating revenue                 119,834      55,263
                                     ----------  ----------

Other expenses
  Salaries and benefits                 342,072     280,595
  Occupancy                              33,761      25,136
  Furniture and equipment                29,105      27,124
  Other operating                       166,506     133,488
                                     ----------  ----------
      Total operating expenses          571,444     466,343
                                     ----------  ----------

Net income before income taxes          168,419     155,393

Income taxes                             68,000      55,000
                                     ----------  ----------

Net income                           $  100,419  $  100,393
                                     ==========  ==========


Earnings per common share - basic    $     0.18  $     0.18
                                     ==========  ==========

Earnings per common share - diluted  $     0.18  $     0.17
                                     ==========  ==========


See  accompanying  Notes  to  Consolidated  Financial  Statements.

                      EASTON BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                       Three Months Ended
                                                            March 31,
                                                   --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES                   2001          2000
                                                   ------------  ------------
    Interest received                              $ 1,332,928   $ 1,103,203
    Other revenue received                             109,720        55,263
    Cash paid for operating expenses                  (555,460)     (440,094)
    Interest paid                                     (639,020)     (542,406)
    Loans originated for sale                       (3,520,190)     (969,240)
    Proceeds from loan sales                         3,625,300       662,640
    Taxes Paid                                         (15,099)            0
                                                   ------------  ------------
                                                       338,179      (130,634)
                                                   ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Cash paid for premises and equipment               (10,329)      (17,812)
    Net loans to customers                          (1,836,575)   (2,140,198)
    Investment securities purchased                 (1,377,300)     (298,063)
    Proceeds from sales/maturities of investments    2,052,172        16,845
    Cash Paid for Software                             (22,048)            0
    Investment in Life Insurance Contract           (1,225,000)            0
                                                   ------------  ------------
                                                    (2,419,080)   (2,439,228)
                                                   ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase (decrease) in time deposits         3,904,727       993,187
    Net increase (decrease) in other deposits        1,140,027     2,578,891
    Net increase (decrease) in securities sold
            under agreements to repurchase             (41,116)     (223,009)
    Debt advances                                            0     1,993,498
    Other Borrowings                                    (1,757)            0
    Dividends Paid                                     (28,015)            0
                                                   ------------  ------------
                                                     4,973,866     1,355,571
                                                   ------------  ------------

NET INCREASE (DECREASE) IN CASH                      2,892,965    (1,214,291)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD     2,527,563     3,401,062
                                                   ------------  ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD         $ 5,420,528   $ 2,186,771
                                                   ============  ============

                      EASTON BANCORP, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                  (Unaudited)


RECONCILIATION OF NET INCOME TO NET CASH
  PROVIDED (USED) IN OPERATING ACTIVITIES
Net income                                                     $100,419   $  100,393
  Adjustments to reconcile net income to net cash
    Provided (used) in operating activities:
        Depreciation and amortization                            31,103       27,909
        Provision for loan losses                                48,354       53,933
        Loan sales net proceeds                                 105,110     (306,600)
        Increase in cash surrender value of insurance           (10,340)           0
        Securities amortization/accretion, net                   (3,508)           0
        Deferred Income Taxes                                    68,000            0
        Accrued Income Taxes net of prepaid taxes               (15,099)           0
        Decrease (increase) in accrued interest receivable
             and other assets                                   (22,374)      23,704
        Increase (decrease) in operating accounts payable
             and other liabilities                               41,383      (29,973)
        Increase (decrease) in deferred loan origination fees    (4,869)           0
                                                               ---------  -----------
                                                               $338,179    ($130,634)
                                                               =========  ===========

See  accompanying  Notes  to  Consolidated  Financial  Statements.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS:

1.   Basis  of  Presentation
     -----------------------

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto for the Company's fiscal year ended December 31, 2000, included in the Company's Form 10-KSB for the year ended December 31, 2000.

2.   Cash  Flows
     -----------

     For purposes of reporting cash flows, cash and cash equivalents include cash on hand, unrestricted amounts due from banks, overnight investments in repurchase agreements, and federal funds sold.


3.   Comprehensive  Income
     ---------------------

     Comprehensive  income  consists  of:

                                                    Three Months Ended
                                                       March  31,
                                                     2001      2000
                                                   --------  ---------
        Net Income                                 $100,419  $100,393
        Unrealized gain (loss) on investment
             securities available for sale net of
             income taxes                            34,794   (10,674)
                                                   --------  ---------
        Comprehensive Income                       $135,213  $ 89,719
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Easton Bancorp, Inc. (the "Company") was incorporated in Maryland on July 19, 1991, to become a one-bank holding company by acquiring all of the capital stock of Easton Bank & Trust Company (the "Bank") upon its formation. The Bank commenced business on July 1, 1993, and the only activity of the Company since then has been the ownership and operation of the Bank. The Bank was organized as a nonmember state bank under the laws of the State of Maryland. The Bank is engaged in a general commercial banking business, emphasizing in its marketing the Bank's local management and ownership, from its main office location in its primary service area, Talbot County, Maryland. During 1999, the Bank opened a full-service branch office in Denton, Maryland, which is in Caroline County. The Bank offers a full range of deposit services that are typically available in most banks and savings and loan associations, including checking accounts, NOW accounts, savings accounts and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. In addition, the Bank offers certain retirement account services, such as Individual Retirement Accounts. The Bank offers a full range of short-to medium-term commercial and personal loans. The Bank also originates and holds or sells into the secondary market fixed and variable rate mortgage loans and real estate construction and acquisition loans. Other bank services include cash management services, safe deposit boxes, traveler's checks, debit cards, direct deposit of payroll and social security checks, and automatic drafts for various accounts.

     The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Company's financial statements and related notes and other statistical information included elsewhere herein.

Results  of  Operations
-----------------------

     Net income for the Company for the three months ended March 31, 2001, was $100,419, compared to $100,393 during the corresponding period of 2000. Net interest income increased approximately $48,000 and other operating income increased approximately $65,000; however, those increases were offset by a decrease of approximately $6,000 in provision for loan losses and an increase of $105,000 in total operating expenses and $13,000 in income taxes. The increase in net interest income is primarily due to an increase of approximately $185,000 in interest earned on the growth in the loan portfolio and approximately an increase of $147,000 in interest expense primarily due to the increase in deposits. The increase in total operating expenses is primarily attributed to an increase in salaries and benefits of approximately $61,000 and an increase in other operating expenses of $33,000.

     The Bank's loan portfolio (excluding loans held for sale) increased from $54.2 million at December 31, 2000, to $56.0 million at March 31, 2001. The Bank's provision for loan losses was $48,354 for the quarter ended March 31, 2001, compared to $53,933 for the quarter ended March 31, 2000. The allowance for loan losses was $701,368 at March 31, 2001, or 1.24% of total loans (excluding loans held for sale), compared to $645,501 at December 31, 2000, or 1.18%. The level of the allowance for loan losses represents management's current estimate of future losses in the loan portfolio; however, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional increases in the allowance will not be required.

     Noninterest expense increased $105,101 to $571,444 for the quarter ended March 31, 2001, from $466,343 for the quarter ended March 31, 2000. The increase was primarily related to the increases in salaries and benefits of $61,477 and other operating expenses of $33,018. The increase in salaries and benefits was due to annual salary increases, one new full-time employee and increased commissions earned by the mortgage division.

     Return on average assets and average equity, on an annualized basis, for the quarter ended March 31, 2001, were .64% and 7.89%, respectively, compared to
 .72% and 8.35%, respectively, for the same quarter of 2000. Earnings per share on a fully diluted basis for the quarters ended March 31, 2001, and March 31, 2000, amounted to $.18 and $.17.

     The Company's assets ended the first quarter of 2001 at $69.7 million, an increase of $5.1 million, or 7.96%, from $64.5 million at December 31, 2000. This increase can be attributed primarily to an increase in the Bank's loans of $1.7 million, an increase in federal funds sold of $3.3 million and an investment in a Bank owned life insurance policy of $1.2 million offset by a decrease in investment securities of $846,000. The borrowings of $1.6 million from Federal Home Loan Bank of Atlanta are match funded to two loans.

     Management expects that its 2001 income will exceed expenses. Although management expects that the Company's current profitably will continue, future events, such as an unanticipated deterioration in the loan portfolio, could reverse this trend. Management's expectations are based on management's best judgment and actual results will depend on a number of factors that cannot be predicted with certainty and thus fulfillment of management's expectations cannot be assured.

Liquidity  and  Sources  of  Capital
------------------------------------

     The $5.0 million increase in deposits from December 31, 2000, to March 31, 2001, is primarily reflected in the increase in the Bank's loans of $1.7 million and the $3.3 million increase in federal funds sold. The Company's primary source of liquidity is cash on hand plus short-term investments. At March 31, 2001, the Company's liquid assets totaled $9.6 million, or 13.71% of total assets, compared to $7.5 million, or 11.63% of total assets, at December 31, 2000. Another source of liquidity is the $7.4 million secured line of credit the Company has from the Federal Home Loan Bank of Atlanta, of which $1.6 million is used, the $1.0 million unsecured line of credit the Company has from a correspondent bank, and the $1.5 million secured line of credit the Company has from another correspondent bank, of which $1.3 million is pledged. If additional liquidity is needed, the Bank will sell participations in its loans.

     In January 2001, the Company invested in a bank owned life insurance policy on the life of Jeffrey N. Heflebower, an officer of the Bank. The beneficiaries of the policy include both the Bank and certain heirs of Mr. Heflebower. To fund the policy, the Bank contributed $1,225,000, which approximates the current cash surrender value of the policy. The cash surrender value of the policy is not considered a liquid asset of the Company. The policy also provides supplemental retirement benefits for Mr. Heflebower.

     The capital of the Company and the Bank exceeded all prescribed regulatory capital guidelines at March 31, 2001. At March 31, 2001, the Tier 1 leverage ratio for the Bank was 8.19%. At March 31, 2001, the Bank had a risk-weighted total capital ratio of 11.16%, and a Tier 1 risk-weighted capital ratio of 9.91%. The Company expects that its current capital and short-term investments will satisfy the Company's cash requirements for the foreseeable future. However, no assurance can be given in this regard as rapid growth, deterioration in the loan quality or poor earnings, or a combination of these factors, could change the Company's capital position in a relatively short period of time.


Dividends
---------

     The Board of Directors declared a $0.05 per share cash dividend to be paid to shareholders of record on January 31, 2001. The dividend was paid on February 15, 2001. On April 30, 2001, the Board of Directors declared a $0.05 per share cash dividend on the Company's outstanding shares of stock to be paid to shareholders of record on April 30, 2001. The dividend will be paid on May 15, 2001. The declaration and payment of future dividends will depend upon a number of factors, including future earnings, financial condition, cash needs, and general business conditions. If dividends should be declared in the future, the amount of such dividends presently cannot be estimated and it cannot be known whether such dividends would continue for future periods.

Market  Risk
------------

     Net interest income of the Company is one of the most important factors in evaluating the financial performance of the Company. The Company uses interest sensitivity analysis to determine the effect of rate changes. Net interest income is projected over a one-year period to determine the effect of an increase or decrease in the prime rate of 100 basis points. If prime were to decrease 100 basis points, the Company would experience a decrease in net interest income of $2,712 if all assets and liabilities maturing within that period were adjusted for the rate change. The sensitivity analysis does not consider the likelihood of these rate changes nor whether management's reaction to this rate change would be to reprice its loans and deposits.


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

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     There were no matters submitted to security holders for a vote during the quarter ended March 31, 2001.

ITEM  5.  OTHER  INFORMATION.

     None.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

     (a)     Exhibits.

             11.1     Computation  of  Earnings  Per  Share.

     (b)     Reports  on  Form  8-K.

             There were no reports on Form 8-K filed by the Company during the quarter ended March 31, 2001.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  EASTON  BANCORP,  INC.
                                              ------------------------------
                                                      (Registrant)



Date:    May  9,  2001                    By:  /s/  R.  Michael  S.  Menzies
       ---------------                       -----------------------------------
                                                   R.  Michael  S.  Menzies
                                                   President



Date:    May  9,  2001                    By:  /s/  Pamela  A.  Mussenden
       ---------------                       -----------------------------------
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