Form 10QSB
period 2001-06-30
EASTON BANCORP INC/MD
filed 2001-08-10
CIK 880209

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark  One)

 X     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d) OF THE SECURITIES
---    EXCHANGE  ACT  OF  1934
       For  the  quarterly  period  ended:  June  30,  2001
                                            ----------------

        TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE SECURITIES
---     EXCHANGE  ACT  OF  1934
        For  the  transition  period from  _______________  to  ________________

                       Commission file number:   33-43317
                                               ----------

                              EASTON BANCORP, INC.
                              --------------------
        (Exact name of small business issuer as specified in its charter)

       Maryland                                       52-1745344
     -------------                                 -------------------
(State of incorporation)                    (I.R.S. Employer Identification No.)

                  501 Idlewild Avenue, Easton, Maryland  21601
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

     On August 3, 2001, 560,318 shares of the issuer's common stock, par value $.10 per share, were issued and outstanding.

     Transitional  Small Business Disclosure Format (check one):  Yes     No  X
                                                                      ---    ---

                                     PART I
                              FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS.

                       EASTON BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                       June 30,     December 31,
                                                         2001          2000
                                                      -----------  --------------
                              ASSETS
Cash and due from banks                               $ 1,751,537  $   1,202,011
Federal funds sold                                      2,741,210      1,325,552
Investment in Federal Home Loan Bank stock                431,500        204,200
Investment securities available-for-sale                3,628,445      4,978,928
Loans held for sale                                       935,093        353,110
Loans, less allowance for credit losses of
      $651,826 and $645,501, respectively              59,441,250     54,249,898
Premises and equipment, net                             1,635,592      1,670,019
Intangible assets, net                                     28,539         10,856
Accrued interest receivable                               423,810        397,492
Bank Owned Life Insurance Policy                        1,250,850            -0-
Other assets                                              196,998        104,216
Deferred income taxes                                         -0-         40,211
                                                      -----------  --------------
            Total assets                              $72,464,824  $  64,536,493
                                                      ===========  ==============

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
      Noninterest-bearing                             $ 5,528,653  $   5,048,604
      Interest-bearing                                 58,338,282     52,069,826
                                                      -----------  --------------
         Total deposits                                63,866,935     57,118,430
Accrued interest payable                                  137,329        138,693
Securities sold under agreements to repurchase             37,517         69,984
Note payable                                            2,626,546      1,630,092
Deferred Income taxes                                       6,534            -0-
Other liabilities                                         207,446        153,025
                                                      -----------  --------------
         Total liabilities                             66,882,307     59,110,224
                                                      -----------  --------------

Stockholders' equity
      Common stock, par value $.10 per share;
         Authorized 5,000,000 shares, 560,318 shares
         issued and outstanding                            56,032         56,032
      Additional paid-in-capital                        5,227,487      5,227,487
      Retained earnings                                   273,314        153,211
                                                      -----------  --------------
                                                        5,556,833      5,436,730
      Accumulated other comprehensive income               25,684        (10,461)
                                                      -----------  --------------
         Total stockholders' equity                     5,582,517      5,426,269
                                                      -----------  --------------

      Total liabilities and stockholders' equity      $72,464,824  $  64,536,493
                                                      ===========  ==============

See  accompanying  Notes  to  Consolidated  Financial  Statements.

                        EASTON BANCORP, INC. AND SUBSIDIARY
                         CONSOLIDATED STATEMENTS OF INCOME
                                    (Unaudited)

                                      Three  Months  Ended    Six  Months  Ended
                                            June  30,              June  30,
                                     ----------------------  ----------------------
                                        2001        2000        2001        2000
                                     ----------  ----------  ----------  ----------
Interest revenue
   Loans, including fees             $1,293,785  $1,170,706  $2,536,244  $2,227,833
   Investment securities                 56,903      76,312     132,551     144,540
   Due from banks                           185         -0-         496         -0-
   Federal funds sold                    33,440      12,260      64,339      41,416
                                     ----------  ----------  ----------  ----------
      Total interest revenue          1,384,313   1,259,278   2,733,630   2,413,789

Interest expense                        705,325     567,022   1,386,259   1,101,127
                                     ----------  ----------  ----------  ----------

      Net interest income               678,988     692,256   1,347,371   1,312,662

Provision for loan losses                56,034      65,331     104,388     119,264
                                     ----------  ----------  ----------  ----------

      Net interest income after
         provision for loan losses      622,954     626,925   1,242,983   1,193,398
                                     ----------  ----------  ----------  ----------

Other operating revenue                 127,543      57,189     247,377     112,452
                                     ----------  ----------  ----------  ----------

Other expenses
   Salaries and benefits                358,692     285,365     700,764     565,960
   Occupancy                             39,816      24,157      73,577      49,293
   Furniture and equipment               28,859      23,289      57,964      50,413
   Other operating                      203,723     174,070     370,229     307,558
                                     ----------  ----------  ----------  ----------
      Total operating expenses          631,090     506,881   1,202,534     973,224
                                     ----------  ----------  ----------  ----------

Income before income taxes              119,407     177,233     287,826     332,626

Income taxes                             43,692      75,600     111,692     130,600
                                     ----------  ----------  ----------  ----------

Net income                           $   75,715  $  101,633  $  176,134  $  202,026
                                     ==========  ==========  ==========  ==========

Earnings per common share - basic    $     0.14  $     0.18  $     0.31  $     0.36
                                     ==========  ==========  ==========  ==========

Earnings per common share - diluted  $     0.14  $     0.17  $     0.31  $     0.35
                                     ==========  ==========  ==========  ==========

See  accompanying  Notes  to  Consolidated  Financial  Statements.

                      EASTON BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                        Six  Months  Ended
                                                             June 30,
                                                    --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES                    2001          2000
                                                    ------------  ------------
  Interest received                                 $ 2,702,223   $ 2,338,528
  Other revenue received                                242,076       112,452
  Cash paid for operating expenses                   (1,088,286)     (903,346)
  Proceeds from loan sales                            6,814,377     2,301,340
  Loans originated for sale                          (7,396,360)   (2,424,340)
  Interest paid                                      (1,413,473)   (1,092,982)
  Taxes paid                                           (167,472)          -0-
                                                    ------------  ------------
                                                       (306,915)      331,652
                                                    ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Cash paid for premises, equipment and software        (46,659)      (28,945)
  Net loans to customers                             (5,293,829)   (5,930,910)
  Proceeds from sales/maturities of investments       3,835,611       691,778
  Purchase of investment securities                  (2,427,185)     (945,232)
  Purchase of Federal Home Loan Bank stock             (227,300)          -0-
  Investment in life insurance contract              (1,225,000)          -0-
                                                    ------------  ------------
                                                     (5,384,362)   (6,213,309)
                                                    ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in time deposits                       6,295,595     5,089,094
  Net increase in other deposits                        452,910     2,911,907
  Dividends Paid                                        (56,031)          -0-
  Net decrease in securities sold under agreements
      to repurchase                                     (32,467)     (218,122)
  Net proceeds from borrowings                          996,454    (1,944,977)
                                                    ------------  ------------
                                                      7,656,461     5,837,902
                                                    ------------  ------------

NET INCREASE (DECREASE) IN CASH                       1,965,184       (43,755)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD      2,527,563     3,401,062
                                                    ------------  ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD          $ 4,492,747   $ 3,357,307
                                                    ============  ============

                      EASTON BANCORP, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                  (Unaudited)

                                                               Six Months Ended
                                                                    June 30,
                                                             -----------------------
                                                                2001         2000
                                                             -----------  ----------

RECONCILIATION OF NET INCOME TO NET CASH
     PROVIDED (USED) FROM OPERATING ACTIVITIES
  Net income                                                 $  176,134   $ 202,026
  Adjustments to reconcile net income to net cash
   provided (used) from operating activities:
      Depreciation and amortization                              63,412      56,843
      Provision for loan losses                                 104,388     119,264
      Increase in cash surrender value of insurance             (25,850)        -0-
      Loan sales net proceeds                                  (581,983)   (123,000)
      Decrease (increase) in accrued interest receivable
        and other assets                                        (50,303)    (52,398)
      Increase (decrease) in operating accounts payable and
        other liabilities                                       (15,749)     18,674
      Deferred loan origination fees                             (1,911)    (27,065)
      Deferred Income taxes                                      28,125     130,600
      Loss on sale of securities                                    -0-       9,564
      Investment amortization, net of accretion                  (3,178)     (2,856)
                                                             -----------  ----------
                                                              ($306,915)  $ 331,652
                                                             ===========  ==========

See  accompanying  Notes  to  Consolidated  Financial  Statements.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS:

1.   Basis  of  Presentation
     -----------------------

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto for the Company's fiscal year ended December 31, 2000, included in the Company's Form 10-KSB for the year ended December 31, 2000.

2.   Cash  Flows
     -----------

     For purposes of reporting cash flows, cash and cash equivalents include cash on hand, unrestricted amounts due from banks, overnight investments in repurchase agreements, and federal funds sold.

3.   Comprehensive  Income
     ---------------------

         Comprehensive  income  consists  of:

                                         Six Months Ended
                                             June  30,
                                           2001      2000
                                         --------  ---------

Net Income                               $176,134  $202,026
Unrealized gain (loss) on investment
  securities available for sale, net of
  income taxes                             36,145    (3,511)
                                         --------  ---------

Comprehensive Income                     $212,279  $198,515
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

Results  of  Operations
-----------------------

     Net income for the Company for the three months ended June 30, 2001, was $75,715, compared to $101,633 during the corresponding period of 2000. Net income for the six months ended June 30, 2001, was $176,134, compared to $202,026 for the corresponding period of 2000. Net income before income taxes was $119,407 for the three months ended June 30, 2001, compared to $177,233 during the corresponding period of 2000. Net income before income taxes was $287,826 for the six months ended June 30, 2001, compared to $332,626 during the corresponding period of 2000.

     The decrease in earnings before income taxes for the six month period ended June 30, 2001 can be attributed to an increase in net interest income after provision for loan losses of approximately $50,000 and an increase of approximately $135,000 in other operating income, consisting primarily of an increase of approximately $94,000 in mortgage origination fee income and an increase of approximately $26,000 in the cash surrender value of the life insurance policy owned by the Bank, offset by an increase of approximately $229,000 in total operating expenses. The increase in net interest income after provision for loan losses is primarily due to an increase of approximately $308,000 in interest earned on the growth in the loan portfolio and a decrease of $15,000 expensed to provision to loan losses, offset by an increase of approximately $285,000 in interest expense primarily due to the increase in deposits. The increase in total operating expenses is primarily attributed to an increase in salaries and benefits of approximately $135,000 and an increase in other operating expenses of $63,000. Occupancy expenses and furniture and equipment expenses increased approximately $32,000. The increase in salaries and benefits is due to annual salary increases, four new employees and a mortgage originator hired and increased commissions earned by the mortgage division,

     The Bank's loan portfolio increased from $54.2 million at December 31, 2000, to $59.4 million at June 30, 2001. The Bank's provision for loan losses was $56,034 for the quarter ended June 30, 2001, and $104,388 for the six months ended June 30, 2001, compared to $65,331 for the quarter ended June 30, 2000, and $119,264 for the six months ended June 30, 2000.

     The allowance for loan losses was $651,826 at June 30, 2001, or 1.08% of total loans (excluding loans for sale), compared to $701,368 at March 31, 2001, or 1.24% of total loans, and $645,501 at December 31, 2000, or 1.18% of total loans. The level of the allowance for loan losses represents management's current estimate of future losses in the loan portfolio; however, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional increases in the allowance will not be required.

     Noninterest expense increased $124,209 to $631,090 for the quarter ended June 30, 2001, from $506,881 for the quarter ended June 30, 2000. The increase was primarily related to the increases in salaries and benefits of $73,327 and an increase in occupancy expenses of $15,659 and other operating expenses of $29,653. The increase in salaries and benefits was due to annual salary increases, two new employees and a mortgage originator hired and increased commissions earned by the mortgage division.

     Return on average assets and average equity, on an annualized basis, for the quarter ended June 30, 2001, was .52% and 6.08%, respectively, compared to
 .68% and 8.21%, respectively, for the same quarter of 2000. Return on average assets and average equity, on an annualized basis, for the six months ended June 30, 2001, was .56% and 7.40%, respectively, compared to .74% and 9.18%, respectively, for the same quarter of 2000. Earnings per share on a fully diluted basis for the quarter and the six months ended June 30, 2001 was $.14 and $.31, respectively, compared to $.17 and $.35, respectively, for the same periods of 2000.

     The Company's assets ended the second quarter of 2001 at $72.5 million, an increase of $7.9 million, or 12.3%, from $64.5 million at December 31, 2000. This increase can be attributed primarily to an increase in the Bank's loan portfolio of $5.8 million, an increase in federal funds sold of $1.4 million and an investment in a Bank owned life insurance policy of $1.2 million, offset by a decrease in investment securities of $1.3 million. Total borrowings from the Federal Home Loan Bank of Atlanta were approximately $2.6 million at June 30, 2001, of which $1.6 million were match funded on two loans by the Bank.

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

Liquidity  and  Sources  of  Capital
------------------------------------

     The $6.7 million increase in deposits from December 31, 2000, to June 30, 2001 and the $1.0 million increase in borrowings from the Federal Home Loan Bank of Atlanta is primarily reflected in the increase in the Bank's loans of $5.8 million and the $1.2 million investment in a Bank owned life insurance policy. The Company's primary source of liquidity is cash on hand plus short-term investments. At June 30, 2001, the Company's liquid assets totaled $8.1 million, or 11.21% of total assets, compared to $7.5 million, or 11.63% of total assets, at December 31, 2000. Another source of liquidity is the $7.4 million secured line of credit the Company has from the Federal Home Loan Bank of Atlanta, of which $2.6 million is currently used, the $1.0 million unsecured line of credit the Company has from a correspondent bank, and the $1.5 million secured line of credit the Company has from another correspondent bank, of which $300,000 of the $1.5 million line of credit is pledged. If additional liquidity is needed, the Bank will sell participations in its loans.

     In January 2001, the Company invested in a bank owned life insurance policy on the life of Jeffrey N. Heflebower, an officer of the Bank. The beneficiaries of the policy include both the Bank and certain heirs of Mr. Heflebower. To fund the policy, the Bank contributed $1,225,000. Since the purchase of the policy, the cash surrender value of the policy has increased approximately $26,000 and is now approximately $1,251,000. The cash surrender value of the policy is not considered a liquid asset of the Company. The policy also provides supplemental retirement benefits for Mr. Heflebower.

     The capital of the Company and the Bank exceeded all prescribed regulatory capital guidelines at June 30, 2001. At June 30, 2001, the Tier 1 leverage ratio for the Bank was 7.83%. At June 30, 2001, the Bank had a risk-weighted total capital ratio of 10.70%, and a Tier 1 risk-weighted capital ratio of 9.45%. The Company expects that its current capital and short-term investments will satisfy the Company's cash requirements for the foreseeable future. However, no assurance can be given in this regard as rapid growth, deterioration in the loan quality or poor earnings, or a combination of these factors, could change the Company's capital position in a relatively short period of time.

Dividends
---------

     The Board of Directors declared cash dividends of $0.05 per share to be paid to shareholders of record on January 31, 2001 and April 30, 2001. Dividends were paid on February 15, 2001 and May 15, 2001. On July 30, 2001, the Board of Directors declared a $0.05 per share cash dividend on the Company's outstanding shares of stock to be paid to shareholders of record on July 30, 2001. The dividends will be paid on August 15, 2001. The declaration and payment of future dividends will depend upon a number of factors, including future earnings, financial condition, cash needs, and general business conditions. If dividends should be declared in the future, the amount of such dividends presently cannot be estimated and it cannot be known whether such dividends would continue for future periods.

Market  Risk
------------

     Net interest income of the Company is one of the most important factors in evaluating the financial performance of the Company. The Company uses interest sensitivity analysis to determine the effect of rate changes. Net interest income is projected over a one-year period to determine the effect of an increase or decrease in the prime rate of 100 basis points. If prime were to decrease 100 basis points, the Company would experience an increase in net interest income of $36,655 if all assets and liabilities maturing within that period were adjusted for the rate change. The sensitivity analysis does not consider the likelihood of these rate changes nor whether management's reaction to this rate change would be to reprice its loans and deposits.

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

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     The Company held its Annual Meeting of Stockholders on May 16, 2001, at which meeting all four of management's nominees for the Board of Directors were re-elected, with all four individuals re-elected to serve as Class I Directors for a three-year term. The individuals re-elected as Class I Directors were: W. David Hill, D.D.S., receiving 351,724 votes for and 500 votes against or withheld, with no votes abstaining; R. Michael S. Menzies, Sr., receiving 351,474 votes for and 750 votes against or withheld, with no votes abstaining; Mahmood S. Shariff, M.D., receiving 351,624 votes for and 600 votes against or withheld, with no votes abstaining; and Sheila A. Wainwright, receiving 351,724 votes for and 500 votes against or withheld, with no votes abstaining. Class II and Class III Directors continuing in office are: Jack H. Bishop, J. Parker Callahan, Jr., J. Fredrick Heaton, William C. Hill, David F. Lesperance, Vinodrai Mehta, Roger A. Orsini, Myron J. Szczukowski, Jr. and Jerry L. Wilcoxon.

ITEM  5.  OTHER  INFORMATION.

     None.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

     (a)  Exhibits.

          11.1 Computation  of  Earnings  Per  Share.

     (b)  Reports  on  Form  8-K.

          There were no reports on Form 8-K filed by the Company during the quarter ended June 30, 2001.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    EASTON  BANCORP,  INC.
                                                   ------------------------
                                                        (Registrant)



Date:    August  3,  2001                     By: /s/ R. Michael S. Menzies, Sr.
       ------------------                         ------------------------------
                                                      R. Michael S. Menzies, Sr.
                                                      President



Date:     August  3,  2001                By: /s/  Pamela  A.  Mussenden
        ------------------                    ----------------------------------
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