Form 10QSB
period 2001-09-30
EASTON BANCORP INC/MD
filed 2001-11-09
CIK 880209

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

(Mark  One)

 X        QUARTERLY  REPORT  PURSUANT  TO  SECTION 13 OR 15(d) OF THE SECURITIES
---       EXCHANGE  ACT  OF  1934
          For  the  quarterly  period  ended: September 30, 2001
                                              ------------------

          TRANSITION  REPORT  PURSUANT TO SECTION  13 OR 15(d) OF THE SECURITIES
---       EXCHANGE  ACT  OF  1934
          For  the  transition  period  from             to
                                            -------------  -------------

                        Commission file number: 33-43317
                                               ---------

                                 EASTON BANCORP, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Maryland                                     52-1745344
    ------------------------               -----------------------------------
    (State of incorporation)               (I.R.S. Employer Identification No.)

                  501 Idlewild Avenue, Easton, Maryland  21601
                  --------------------------------------------
                    (Address of principal executive offices)

                                 (410) 819-0300
                                 --------------
                           (Issuer's telephone number)

                                 Not Applicable
                  --------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report)


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

     On November 1, 2001, 560,318 shares of the issuer's common stock, par value $.10 per share, were issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes     No  X
                                                                    ---    ---

                                     PART I
                              FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS.

                       EASTON BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                 September 30,  December 31,
                                                     2001          2000
                                                  -----------  ------------
                    ASSETS
Cash and due from banks                           $ 1,206,533  $ 1,202,011
Federal funds sold                                  7,749,946    1,325,552
Investment in Federal Home Loan Bank stock            431,500      204,200
Investment securities available-for-sale            4,017,542    4,978,928
Loans held for sale                                   529,768      353,110
Loans, less allowance for credit losses of
   $690,000 and $645,501, respectively             60,820,388   54,249,898
Premises and equipment, net                         1,631,632    1,670,019
Intangible assets, net                                 33,589       10,856
Accrued interest receivable                           438,380      397,492
Bank Owned Life Insurance Policy                    1,266,361          -0-
Deferred income taxes                                     -0-       40,211
Other assets                                          165,321      104,216
                                                  -----------  ------------
     Total assets                                 $78,290,960  $64,536,493
                                                  ===========  ============

     LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
   Noninterest-bearing                            $10,726,068  $ 5,048,604
   Interest-bearing                                59,829,621   52,069,826
                                                  -----------  ------------
     Total deposits                                70,555,689   57,118,430
Accrued interest payable                              164,928      138,693
Securities sold under agreements to repurchase         66,631       69,984
Note payable                                        1,624,726    1,630,092
Other liabilities                                     202,265      153,025
                                                  -----------  ------------
     Total liabilities                             72,614,239   59,110,224
                                                  -----------  ------------

Stockholders' equity
   Common stock, par value $.10 per share;
     authorized 5,000,000 shares, 560,318
     shares issued and outstanding                     56,032       56,032
   Additional paid-in-capital                       5,227,487    5,227,487
   Retained earnings                                  338,946      153,211
                                                  -----------  ------------
                                                    5,622,465    5,436,730
   Accumulated other comprehensive income (loss)       54,256      (10,461)
                                                  -----------  ------------
     Total stockholders' equity                     5,676,721    5,426,269
                                                  -----------  ------------
     Total liabilities and stockholders' equity   $78,290,960  $64,536,493
                                                  ===========  ============

See  accompanying  Notes  to  Consolidated  Financial  Statements.

                        EASTON BANCORP, INC. AND SUBSIDIARY
                         CONSOLIDATED STATEMENTS OF INCOME
                                    (Unaudited)

                                     Three  Months  Ended      Nine  Months  Ended
                                         September 30,           September 30,
                                        --------------           -------------
                                        2001        2000        2001        2000
                                     ----------  ----------  ----------  ----------
Interest revenue
     Loans, including fees           $1,290,529  $1,240,054  $3,826,773  $3,467,887
     Investment securities               61,912      77,868     194,463     222,408
     Due from banks                         -0-         136         496         136
     Federal funds sold                  29,443      51,028      93,782      92,444
                                     ----------  ----------  ----------  ----------
          Total interest revenue      1,381,884   1,369,086   4,115,514   3,782,875

Interest expense                        682,549     675,368   2,068,808   1,776,495
                                     ----------  ----------  ----------  ----------

          Net interest income           699,335     693,718   2,046,706   2,006,380

Provision for loan losses                79,814      47,670     184,202     166,934
                                     ----------  ----------  ----------  ----------

          Net interest income after
          provision for loan losses     619,521     646,048   1,862,504   1,839,446
                                     ----------  ----------  ----------  ----------

Other operating revenue                 169,089      69,395     416,466     181,847
                                     ----------  ----------  ----------  ----------

Other expenses
     Salaries and benefits              365,791     295,377   1,066,555     861,337
     Occupancy                           34,936      33,135     108,513      82,428
     Furniture and equipment             30,577      25,654      88,541      76,067
     Other operating                    180,350     144,578     550,579     452,136
                                     ----------  ----------  ----------  ----------
          Total operating expenses      611,654     498,744   1,814,188   1,471,968
                                     ----------  ----------  ----------  ----------

Income before income taxes              176,956     216,699     464,782     549,325
Income taxes                             83,308      80,670     195,000     211,270
                                     ----------  ----------  ----------  ----------

Net income                           $   93,648  $  136,029  $  269,782  $  338,055
                                     ==========  ==========  ==========  ==========

Earnings per common share - basic    $     0.17  $     0.24  $     0.48  $     0.60
                                     ==========  ==========  ==========  ==========

Earnings per common share - diluted  $     0.16  $     0.24  $     0.48  $     0.59
                                     ==========  ==========  ==========  ==========

See  accompanying  Notes  to  Consolidated  Financial  Statements.

                       EASTON BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                               Nine Months Ended
                                                                 September  30,
                                                           --------------------------
                                                               2001          2000
                                                           ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Interest received                                     $ 4,084,701   $ 3,649,218
     Other revenue received                                    411,167       166,691
     Cash paid for operating expenses                       (1,752,805)   (1,394,960)
     Loan sales net proceeds                                  (176,658)     (214,000)
     Taxes paid                                               (178,022)     (111,200)
     Interest paid                                          (2,083,934)   (1,716,442)
                                                           ------------  ------------
                                                               304,449       379,307
                                                           ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Cash paid for premises, equipment and software            (80,906)      (72,549)
     Loans originated, net of principal repayments          (6,764,539)   (7,192,249)
     Purchase of investment securities                      (3,434,705)   (3,855,909)
     Proceeds from sales/maturities of investments           4,493,920     3,360,181
     Investment in life insurance                           (1,225,000)          -0-
     Proceeds from sale of repossessions                        18,505           -0-
     Purchase of Federal Home Loan Bank stock                 (227,300)          -0-
                                                           ------------  ------------
                                                            (7,220,025)   (7,760,526)
                                                           ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in time deposits                           6,199,438     5,130,516
     Net increase in other deposits                          7,237,821     5,391,991
     Net proceeds from other borrowings                         (5,366)   (1,946,674)
     Net (decrease) in securities sold under
       agreements to repurchase                                 (3,353)     (224,118)
     Dividends Paid                                            (84,048)          -0-
                                                           ------------  ------------
                                                            13,344,492     8,351,715
                                                           ------------  ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                    6,428,916       970,496
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             2,527,563     3,401,062
                                                           ------------  ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $ 8,956,479   $ 4,371,558
                                                           ============  ============

                      EASTON BANCORP, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                  (Unaudited)

                                                                Nine Months Ended
                                                                  September 30,
                                                           ---------------------------
                                                               2001           2000
                                                           -------------  ------------
RECONCILIATION OF NET INCOME TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES

 Net income                                                $    269,782   $   338,055

 Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                96,569        87,051
    Provision for loan losses                                   184,202       166,934
    (Increase) in accrued interest receivable and
       other assets                                            (138,279)     (152,684)
    Increase in operating accounts payable and other
       liabilities                                               81,646        80,694
    Increase (decrease) in deferred loan origination fees         9,847       (25,115)
    Decrease in deferred income taxes                            16,978       100,070
    Securities amortization/accretion, net                          228       (12,036)
    Loss on securities sold                                         -0-        10,338
    Loans originated for sale                               (11,621,207)   (3,777,840)
    Proceeds from loan sales                                 11,444,549     3,563,840
    Gain on sale of other real estate/repossessions               1,495           -0-
    (Increase) in cash surrender value of life insurance        (41,361)          -0-
                                                           -------------  ------------
                                                           $    304,449   $   379,307
                                                           =============  ============

See  accompanying  Notes  to  Consolidated  Financial  Statements.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS:

1.   Basis  of  Presentation
     -----------------------

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto for the Company's fiscal year ended December 31, 2000, included in the Company's Form 10-KSB for the year ended December 31, 2000.

2.   Cash  Flows
     -----------

     For purposes of reporting cash flows, cash and cash equivalents include cash on hand, unrestricted amounts due from banks, overnight investments in repurchase agreements, and federal funds sold.

3.   Comprehensive  Income
     ---------------------

          Comprehensive  income  consists  of:

                                            Nine Months Ended
                                             September  30,
                                           ------------------
                                             2001      2000
                                           --------  --------
Net Income                                 $269,782  $338,055
Unrealized gain on investment
    securities available for sale, net of
    income taxes                             64,717    24,111
                                           --------  --------
Comprehensive Income                       $334,499  $362,166
                                           ========  ========

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Easton Bancorp, Inc. (the "Company") was incorporated in Maryland on July 19, 1991, to become a one-bank holding company by acquiring all of the capital stock of Easton Bank & Trust Company (the "Bank") upon its formation. The Bank commenced business on July 1, 1993, and the only activity of the Company since then has been the ownership and operation of the Bank. The Bank was organized as a nonmember state bank under the laws of the State of Maryland. The Bank is engaged in a general commercial banking business, emphasizing in its marketing the Bank's local management and ownership, from its main office location in its primary service area, Talbot County, Maryland. During 1999, the Bank opened a full-service branch office in Denton, Maryland, which is in Caroline County. In addition, on November 13, 2001, the Bank is scheduled to open a full-service branch office in Oxford, Maryland, which is in Talbot County. The Bank offers a full range of deposit services that are typically available in most banks and savings and loan associations, including checking accounts, NOW accounts, savings accounts and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. In addition, the Bank offers certain retirement account services, such as Individual Retirement Accounts. The Bank offers a full range of short- to medium-term commercial and personal loans. The Bank also originates and holds or sells into the secondary market fixed and variable rate mortgage loans and real estate construction and acquisition loans. Other bank services include cash management services, safe deposit boxes, travelers checks, direct deposit of payroll and social security checks, and automatic drafts for various accounts.

     The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Company's unaudited financial statements and related notes and other statistical information included elsewhere herein.

Results  of  Operations
-----------------------

     Net income for the Company for the three months ended September 30, 2001, was $93,648, compared to $136,029 during the corresponding period of 2000. Net income for the nine months ended September 30, 2001, was $269,782, compared to $338,055 for the corresponding period of 2000. Net income before income taxes was $176,956 for the three months ended September 30, 2001, compared to $216,699 during the corresponding period of 2000. Net income before income taxes was $464,782 for the nine months ended September 30, 2001, compared to $549,325 during the corresponding period of 2000.

     The decrease in earnings before income taxes for the nine month period ended September 30, 2001, can be attributed to an increase of approximately $342,000 in total operating expenses, offset by an increase in net interest income after provision for loan losses of approximately $23,000 and an increase of approximately $235,000 in other operating income, consisting primarily of an increase of approximately $177,000 in mortgage origination fee income and an increase of approximately $41,000 in the cash surrender value of the life insurance policy owned by the Bank. The increase in net interest income after provision for loan losses is primarily due to an increase of approximately $359,000 in interest earned on the growth in the loan portfolio, offset by an increase of approximately $292,000 in interest expense primarily due to the increase in deposits; a decrease in interest earned on investment securities of approximately $28,000 due primarily to the downsizing of the investment portfolio; and an increase in the provision for loan losses of approximately $17,000. The increase in total operating expenses is primarily attributed to an increase in salaries and benefits of approximately $205,000, an increase in occupancy expenses of $26,000, and an increase in other operating expenses of approximately $98,000. The increase in salaries and benefits is due to annual salary increases, four new employees, a mortgage originator hired and increased commissions earned by the mortgage division.

     The Bank's loan portfolio increased from $54.2 million at December 31, 2000, to $60.8 million at September 30, 2001. The allowance for loan losses was $690,000 at September 30, 2001, or 1.12% of total loans, compared to $651,826 at June 30, 2001, or 1.08% of total loans, and $645,501 at December 31, 2000, or
1.18% of total loans. The level of the allowance for loan losses represents management's current estimate of future losses in the loan portfolio; however, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional increases in the allowance will not be required.

     Total operating expenses increased $112,910 to $611,654 for the quarter ended September 30, 2001, from $498,744 for the quarter ended September 30, 2000. The increase was primarily related to the increase in salaries and benefits of $70,414 and an increase in other operating expenses of $35,772. The increase in salaries and benefits was due to annual increases, a mortgage originator hired and increased commissions earned by the mortgage division.

     Return on average assets and average equity, on an annualized basis, for the quarter ended September 30, 2001, was .60% and 7.81%, respectively, compared to .84% and 10.48%, respectively, for the same quarter of 2000. Return on average assets and average equity, on an annualized basis, for the nine months ended September 30, 2000, was .56% and 7.68%, respectively, compared to .75% and 9.99%, respectively, for the same period of 2000. Earnings per share on a fully diluted basis for the quarter and the nine months ended September 30, 2001 were $.16 and $.48, respectively, compared to $.24 and $.59, respectively, for the same periods of 2000.

     The Company's assets ended the third quarter of 2001 at $78.3 million, an increase of $13.8 million, or 21.3%, from $64.5 million at December 31, 2000. This increase can be attributed primarily to the increase in the Bank's loans of $6.6 million, an increase in federal funds sold of $6.4 million and an investment in a bank owned life insurance policy of $1.3 million, offset by a decrease in the investment portfolio of $1.0 million. On September 28, 2001 the Bank received a short-term deposit of approximately $4.7 million that was invested in federal funds sold until the funds were withdrawn in October 2001. Total borrowings from the Federal Home Loan Bank of Atlanta were approximately $1.6 million at September 30, 2001, which were match funded on two loans by the Bank.

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

Liquidity  and  Sources  of  Capital
------------------------------------

     The $13.4 million increase in deposits from December 31, 2000, to September 30, 2001, is primarily reflected in the increase of the Bank's loans of $6.6 million, the $6.4 million increase in federal funds sold, and the $1.3 million investment in a Bank owned life insurance policy. The Company's primary source of liquidity is cash on hand plus short term investments. At September

30, 2001, the Company's liquid assets totaled $13.0 million, or 16.6% of total assets, compared to $7.5 million, or 11.63% of total assets, at December 31, 2000. Another source of liquidity is the $8.5 million secured line of credit the Company has from the Federal Home Loan Bank of Atlanta, of which $1.6 million is currently used, the $1.0 million unsecured line of credit the Company has from a correspondent bank, and the $5.0 million reverse repurchase line of credit and $500,000 unsecured federal funds line of credit the Company has from another correspondent bank, of which $50,000 is pledged to secure repurchase agreements. If additional liquidity is needed, the Bank will sell participations in its loans.

     The capital of the Company and the Bank exceeds all prescribed regulatory capital guidelines at September 30, 2001. At September 30, 2001, the Tier 1 leverage ratio for the Bank was 7.69%. At September 30, 2001, the Bank had a risk-weighted total capital ratio of 10.57%, and a Tier 1 risk-weighted capital ratio of 9.31%. The Company expects that its current capital and short-term investments will satisfy the Company's cash requirements for the foreseeable future. However, no assurance can be given in this regard as rapid growth, deterioration in the loan quality or poor earnings, or a combination of these factors, could change the Company's capital position in a relatively short period of time.

Dividends
---------

     The Board of Directors declared cash dividends of $0.05 per share to be paid to shareholders of record on January 31, 2001, April 30, 2001 and July 31, 2001. Dividends were paid on February 15, 2001, May 15, 2001 and August 15, 2001. On October 29, 2001, the Board of Directors declared a $0.05 per share cash dividend on the Company's outstanding shares of stock to be paid to shareholders of record on October 31, 2001. The dividend will be paid on November 15, 2001. The declaration and payment of future dividends will depend upon a number of factors, including future earnings, financial condition, cash needs, and general business conditions. If dividends should be declared in the future, the amount of such dividends presently cannot be estimated and it cannot be known whether such dividends would continue for future periods.

Market  Risk
------------

     Net interest income of the Company is one of the most important factors in evaluating the financial performance of the Company. The Company uses interest sensitivity analysis to determine the effect of rate changes. Net interest income is projected over a one-year period to determine the effect of an increase or decrease in the prime rate of 100 basis points. If prime were to decrease 100 basis points, the Company would experience a decrease in net interest income of $3,930 if all assets and liabilities maturing within that period were adjusted for the rate change. If prime were to increase 100 basis points, the Company would experience a decrease in net interest income of $1,395 if all assets and liabilities maturing within that period were adjusted for the rate change. The sensitivity analysis does not consider the likelihood of these rate changes nor whether management's reaction to this rate change would be to reprice its loans and deposits.


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

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

          There were no matters submitted to a vote of security holders during the quarter ended September 30, 2001.

ITEM  5.  OTHER  INFORMATION.

          None.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

          (a)  Exhibits.

               11.1  Computation of Earnings Per Share.


          (b)  Reports  on  Form  8-K.

               There were no reports on Form 8-K filed by the Company during the quarter ended September 30, 2001.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               EASTON  BANCORP,  INC.
                                            ------------------------------
                                                   (Registrant)



Date:  November 6, 2001                     By:  /s/  R. Michael S. Menzies,Sr.
      ------------------                         -------------------------------
                                                 R. Michael S. Menzies, Sr.
                                                 President



Date:  November 6, 2001                     By:  /s/  Pamela A. Mussenden
      ------------------                         ------------------------------
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