Form 10KSB
period 2001-12-31
EASTON BANCORP INC/MD
filed 2002-03-29
CIK 880209

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                   FORM 10-KSB

(Mark One)
 X           ANNUAL  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---          ACT  OF  1934

                  For the fiscal year ended:  December 31, 2001
                                             ------------------

             TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d) OF THE SECURITIES
---          EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                         Commission File No.:  33-43317
                                               --------

                              EASTON BANCORP, INC.
           -----------------------------------------------------------
           (Name of small business issuer as specified in its charter)

               Maryland                                 52-1745344
  -------------------------------                   -------------------
  (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                   Identification No.)

  501 Idlewild Avenue, Easton, Maryland                        21601
----------------------------------------                     ----------
(Address of principal executive offices)                     (Zip Code)

Issuer's telephone number, including area code:   (410) 819-0300
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

State  the  small  business  issuer's  revenues for its most recent fiscal year:
$6,036,524.

The aggregate market value of the Common Stock held by non-affiliates of the small business issuer on March 15, 2002, was $2,903,345. This calculation is based upon an estimation by the Company's Board of Directors of fair market value of the Common Stock of $10.50 per share. There is not an active trading market for the Common Stock and it is not possible to identify precisely the market value of the Common Stock.

On March 15, 2002, 560,318 shares of the small business issuer's Common Stock were issued and outstanding.

Transitional  Small  Business  Disclosure  Format:          YES      NO  X
                                                                ---     ---

     DOCUMENTS  INCORPORATED  BY  REFERENCE

The Company's Annual Report to Stockholders for the year ended December 31, 2001, is incorporated by reference in this Form 10-KSB in Part II Item 5, Item 6, and Item 7. The Company's Proxy Statement for Annual Meeting of Stockholders to be held on May 15, 2002, is incorporated by reference in this Form 10-KSB in
Part  III  Item  9,  Item  10,  Item  11,  and  Item  12.

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

     The Bank was organized as a nonmember state bank under the laws of the State of Maryland. The Bank is engaged in a general commercial banking business with its main office located in its primary service area, Talbot County, Maryland. In February 1999, the Bank opened a loan production office in Denton, Maryland, which is in Caroline County. This office became a full service branch in October 1999. In addition, in November 2001, the Bank opened a full service branch in Oxford, Maryland, which is in Talbot County.

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

LOCATION  AND  SERVICE  AREA

     The Bank conducts a general commercial banking business in its primary service area, emphasizing the banking needs of individuals and small to medium-sized businesses and professional concerns. The Bank operates from a main office located at 501 Idlewild Avenue in Easton, Maryland, a branch office in the William Hill Manor located on Dutchman's Lane in Easton, a branch office located at 104 Factory Street in Oxford, Maryland, and a branch office on Market Street in Denton, Maryland. See "Facilities" below. The Bank draws most of its customer deposits and conducts most of its lending transactions from within its primary service area, which encompasses Talbot County and Caroline County, Maryland.

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

COMPETITION

     The banking business is highly competitive. The Bank competes as a financial intermediary with other commercial banks, savings and loan associations, credit unions, and money market mutual funds operating in Talbot County, Caroline County and elsewhere. As of December 31, 2001, there were nine commercial banks operating a total of twenty-one offices in Talbot County, Maryland. Of these institutions, only The Talbot Bank of Easton is locally owned and operated. The Talbot Bank has a main office in Easton and three branches: two located in Easton and one in St. Michaels. St. Michaels Bank, while locally chartered, is controlled by a holding company in Baltimore. It operates a main office and three branches in Talbot County. Allfirst Bank and First Mariner Bank, both with one branch in Talbot County, are both based in Baltimore. Queenstown Bank, with one branch in Talbot County, has its main office in Queenstown, Maryland. Bank of America, based in Charlotte, North Carolina, operates four branches in Talbot County. SunTrust Bank, based in Atlanta, Georgia, operates one branch in Talbot County and First Virginia Bank, based in Richmond, Virginia, operates one branch in Talbot County. One credit union operates in the county; however, it has only nominal deposits. Financial service companies, such as Legg Mason Wood Walker, Inc., Ferris Baker Watts, Inc., Merrill Lynch, A.G. Edwards & Sons, Inc. and H.C. Wainwright, Inc. also operate offices in Talbot County.

     As of December 31, 2001, there were seven commercial banks operating a total of fifteen offices in Caroline County, Maryland. Of these institutions, only Provident State Bank of Preston, Maryland, is locally owned and operated. Provident State Bank has a main office in Preston and three branches located in Caroline County. Centreville National Bank based in Centreville, Maryland has one branch in Caroline County. Peoples Bank of Denton, while locally chartered, is controlled by a holding company in Baltimore. It operates a main office and four branches in Caroline County. Allfirst Bank, based in Baltimore, and Bank of America, based in Charlotte, North Carolina, each operate one branch in Caroline County. First Virginia Bank of Richmond, Virginia, operates two branches in Caroline County.

FACILITIES

     The Bank's main office is located at 501 Idlewild Avenue, Easton, Maryland, on approximately 53,000 square feet of land at the corner of Idlewild Avenue and Caulk Lane. The Bank also operates a branch facility at William Hill Manor located on Dutchman's Lane in Easton with approximately 72 square feet of leased space. This branch is limited to accepting deposits and cashing checks and is open only for limited hours each business day. See Item 12. "Certain Relationships and Related Transactions." The Bank operates an office in Denton, Maryland from leased facilities with approximately 1,733 square feet. In addition, the Bank operates an office in Oxford, Maryland from leased facilities with approximately 900 square feet. The Company will continue to investigate other branching possibilities during 2002.

     The main office building, which was constructed in 1993, is a two story building consisting of approximately 14,000 square feet. The Bank presently occupies approximately 11,600 square feet for housing the main branch of the Bank, the operations center of the Bank, and the executive offices of the Company and the Bank. The remaining additional space in the building has been leased to third parties.

     Approximately 1,800 square feet of the main office building is leased to a third party with an initial lease term of eight years. The lease commenced on August 1, 1997 and the annual rent for this lease is $20,020. The annual rent is subject to adjustment each year during the initial term and during the renewal term, if any; provided, however, the annual rent shall only be increased. In addition, approximately 600 square feet of the main office building is leased to William Hill Manor, Inc. at a rate of $14.00 per square foot. The lease commenced on July 1, 1998 and has a five year term. The annual rent for this lease is $7,938. Dr. W. David Hill, the Chief Executive Officer of the Company, is the Chief Executive Officer, founder and principal stockholder of William Hill Manor, Inc.

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

     The Oxford branch office space is leased pursuant to a five year lease dated September 1, 1997, between the Town of Oxford and NationsBank, N.A. The lease was assigned to the Bank as of November 9, 2001. Monthly rent is fixed at $1,400. This lease expires on August 31, 2002. However, the Town of Oxford and the Bank have verbally agreed to renew the lease for an additional five years on the same terms as the existing lease.

EMPLOYEES

     As of March 15, 2002, the Bank had 31 full-time employees and 4 part-time employees. The Company's operations are conducted through the Bank. Consequently, the Company does not have any separate employees. None of the employees of the Bank are represented by any collective bargaining unit. The Bank considers its relations with its employees to be good.

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

     For each of the four quarters in 2001, the Company paid a cash dividend of $0.05 per share to stockholders of record as of January 29, 2001, April 30, 2001, July 30, 2001, and October 30, 2001. The total dividend paid each quarter was $28,015.90, totaling $112,063.60 for 2001. In the first quarter of 2002, the Company paid a cash dividend to stockholders of record as of January 31, 2002 of $0.05 per share plus an additional $0.20 per share as a special one time only dividend. The total dividend paid was $140,079.50.

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

     FDICIA established a new capital-based regulatory scheme designed to promote early intervention for troubled banks and requires the FDIC to choose the least expensive resolution of bank failures. The new capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." To qualify as a "well capitalized" institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. As of December 31, 2001, the Company and the Bank were qualified as "well capitalized." See "Item 6.
Management's  Discussion  and  Analysis  or  Plan  of  Operation  --  Capital."

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

     Both the Company and the Bank exceeded their respective regulatory capital requirements at December 31, 2001. See "Management's Discussion and Analysis or Plan of Operation -- Capital."

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

ITEM  2.  DESCRIPTION  OF  PROPERTY
-----------------------------------

     The Bank's main office is located at 501 Idlewild Avenue, Easton, Maryland on approximately 53,000 square feet of land at the corner of Idlewild Avenue and Caulk Lane. The Bank also operates branch facilities at William Hill Manor located on Dutchman's Lane in Easton, on Market Street in Denton, and on Factory Street in Oxford, with approximately 72, 1,733 and 900 square feet of leased space, respectively. The William Hill Manor branch is limited to accepting deposits and cashing checks and is open only for limited hours each business day. See Item 12. "Certain Relationships and Related Transactions."

     The main office building, which was constructed in 1993, is a two story building consisting of approximately 14,000 square feet. The Bank presently occupies approximately 11,600 square feet for housing the main branch of the Bank, the operations center of the Bank, and the executive offices of the Company and the Bank. The remaining additional space in the building has been leased to third parties.

     Approximately 1,800 square feet of the main office building is leased to a third party with an initial lease term of eight years. The lease commenced on August 1, 1997 and the annual rent for this lease is $20,020. The annual rent is subject to adjustment each year during the initial term and during the renewal term, if any; provided, however, the annual rent shall only be increased. In addition, approximately 600 square feet of the main office building is leased to William Hill Manor, Inc. at a rate of $14.00 per square foot. The lease commenced on July 1, 1998 and has a five year term. The annual rent for this lease is $7,938. Dr. W. David Hill, the Chief Executive Officer of the Company, is the Chief Executive Officer, founder and principal stockholder of William Hill Manor, Inc.

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

     The Oxford branch office space is leased pursuant to a five year lease dated September 1, 1997, between the Town of Oxford and NationsBank, N.A. The lease was assigned to the Bank as of November 9, 2001. Monthly rent is fixed at $1,400. This lease expires on August 31, 2002. However, the Town of Oxford and the Bank have verbally agreed to renew the lease for an additional five years on the same terms as the existing lease.

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

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
---------------------------------------------------------------------

     There were no matters submitted to a vote of the stockholders of the Company during the fourth quarter of 2001.


                                     PART II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS
-------------------------------------------------------------------------

     In response to this Item, the information included on page 17 of the Company's Annual Report to Stockholders for the year ended December 31, 2001, is incorporated herein by reference.

ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION
--------------------------------------------------------------------------

     In response to this Item, the information included on pages 3 through 16 of the Company's Annual Report to Stockholders for the year ended December 31, 2001, is incorporated herein by reference.

ITEM  7.  FINANCIAL  STATEMENTS
-------------------------------

     In response to this Item, the information included on pages 18 through 40 of the Company's Annual Report to Stockholders for the year ended December 31, 2001, is incorporated herein by reference.

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
--------------------------------------------------------------------------------
EXCHANGE  ACT
-------------

     In response to this Item, the information included on pages 2 through 6 and page 8 of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 2002, is incorporated herein by reference.

ITEM  10.  EXECUTIVE  COMPENSATION
----------------------------------

     In response to this Item, the information included on pages 7 through 8 of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 2002, is incorporated herein by reference.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT
--------------------------------------------------------------------------------

     In response to this Item, the information included on pages 9 through 11 of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 2002, is incorporated herein by reference.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
-------------------------------------------------------------

     In response to this Item, the information included on page 11 of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 2002, is incorporated herein by reference.

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K
------------------------------------------------

(a)  Exhibits.
     --------

     3.1 Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of Registration Statement on Form S-18, File No. 33-43317).

     3.2    Amended  and  Restated  Bylaws  of  the  Company.

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

     11     Computation  of  Earnings  Per  Share.

     13     Annual  Report to Stockholders for the year ended December 31, 2001.

     21     Subsidiaries  of  the  Company.


(b)  Reports  on  Form  8-K
     ----------------------

      No reports on Form 8-K were filed by the Company during the fourth quarter of the year ended December 31, 2001.

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

                                   EASTON  BANCORP,  INC.
                                   ----------------------
                                   (Registrant)

                                   By: /s/  R.  Michael  S.  Menzies,  Sr.
                                      ------------------------------------
                                            R.  Michael  S.  Menzies,  Sr.
                                            President
Date:  March  20,  2002

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                       Title                                Date
------------------------------  -----------------------------------  --------------
/s/ Jack H. Bishop              Director                             March 20, 2002
------------------------------
Jack H. Bishop

/s/ J. Parker Callahan, Jr.     Director                             March 20, 2002
------------------------------
J. Parker Callahan, Jr.

/s/ Stephen W. Chitty           Director                             March 20, 2002
------------------------------
Stephen W. Chitty

/s/ J. Fredrick Heaton          Director                             March 20, 2002
------------------------------
J. Fredrick Heaton

/s/ Thomas E. Hill              Director                             March 20, 2002
------------------------------
Thomas E. Hill

/s/ William C. Hill             Director                             March 20, 2002
------------------------------
William C. Hill
                                Director; Chairman of the Board;
/s/ W. David Hill               Chief Executive Officer (principal   March 20, 2002
------------------------------  executive officer)
W. David Hill

/s/ William R. Houck            Director                             March 20, 2002
------------------------------
William R. Houck

------------------------------  Director
David F. Lesperance

/s/ Vinodrai Mehta              Director                             March 22, 2002
------------------------------
Vinodrai Mehta

/s/ R. Michael S. Menzies, Sr.  Director; President                  March 20, 2002
------------------------------
R. Michael S. Menzies, Sr.



Signature                       Title                                Date
------------------------------  -----------------------------------  --------------

/s/ Roger A. Orsini             Director                             March 22, 2002
------------------------------
Roger A. Orsini

/s/ Mahmood S. Shariff          Director                             March 20, 2002
------------------------------
Mahmood S. Shariff

------------------------------  Director
James B. Spear, Sr.

/s/ Myron J. Szczukowski, Jr.   Director                             March 20, 2002
------------------------------
Myron J. Szczukowski, Jr.

/s/ Sheila A. Wainwright        Director; Secretary                  March 20, 2002
------------------------------
Sheila A. Wainwright
                                Director; Treasurer (principal
/s/ Jerry L. Wilcoxon           financial officer and principal      March 20, 2002
------------------------------  accounting officer)
Jerry L. Wilcoxon

                                   INDEX TO EXHIBITS



Exhibit                                                                     Sequential
Number   Description                                                        Page Number
-------  -----------------------------------------------------------------  -----------
    3.1  Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of Registration Statement on Form S-18,
         File No. 33-43317).

    3.2  Amended and Restated Bylaws of the Company.

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

     11  Computation of Earnings Per Share.

     13  Annual Report to Stockholders for the year ended December 31,
         2001.

     21  Subsidiaries of the Company.