Form 10QSB
period 2002-03-31
EASTON BANCORP INC/MD
filed 2002-05-10
CIK 880209

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT  OF  1934
     For  the  quarterly  period  ended:  March  31,  2002
                                         -----------------

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934
     For  the  transition  period  from                   to
                                         ---------------      ----------------

                       Commission file number:  33-43317
                                               ----------

                              EASTON BANCORP, INC.
--------------------------------------------------------------------------------
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

                                 (410) 819-0300
                            -------------------------
                           (Issuer's telephone number)

                                 Not Applicable
  ------------------------------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report)


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

     On May 6, 2002, 560,318 shares of the issuer's common stock, par value $.10 per share, were issued and outstanding.

Transitional  Small  Business  Disclosure Format (check  one):  Yes     No  X
                                                                    ---    ---

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL  STATEMENTS.

                       EASTON BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                        March 31,   December 31,
                                                          2002         2001
                                                       -----------  -----------
                                   ASSETS
Cash and due from banks                                $ 1,894,518  $ 1,415,318
Federal funds sold                                       3,522,277    4,831,188
Investment in Federal Home Loan Bank stock                 431,500      431,500
Investment securities available for sale                 5,269,951    5,931,871
Loans held for sale                                      1,451,497      622,000
Loans, less allowance for credit losses of
  $801,392 and $750,768 respectively                    63,325,804   63,044,907
Premises and equipment, net                              1,606,959    1,624,379
Accrued interest receivable                                429,932      432,134
Bank Owned Life Insurance Policy                         1,292,176    1,281,871
Other assets                                               166,374      135,173
Deferred income taxes                                       11,860       70,262
                                                       -----------  -----------
           Total assets                                $79,402,848  $79,820,603
                                                       ===========  ===========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
  Noninterest-bearing                                  $ 6,344,218  $ 6,600,971
  Interest-bearing                                      64,625,500   64,854,285
                                                       -----------  -----------
           Total deposits                               70,969,718   71,455,256
Accrued interest payable                                   149,537      112,507
Securities sold under agreements to repurchase              70,342       65,486
Note payable                                             2,220,990    2,222,875
Other liabilities                                          227,659      149,775
                                                       -----------  -----------
           Total liabilities                            73,638,246   74,005,899
                                                       -----------  -----------

Stockholders' equity
  Common stock, par value $.10 per share;
    authorized 5,000,000 shares; 560,318
    shares issued and outstanding                           56,032       56,032
  Additional paid-in-capital                             5,227,487    5,227,487
  Retained earnings                                        468,517      496,104
                                                       -----------  -----------
                                                         5,752,036    5,779,623
  Accumulated other comprehensive income                    12,566       35,081
                                                       -----------  -----------
           Total stockholders' equity                    5,764,602    5,814,704
                                                       -----------  -----------
           Total liabilities and stockholders' equity  $79,402,848  $79,820,603
                                                       ===========  ===========


     See accompanying Notes to Consolidated Financial Statements.

                      EASTON BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                                          Three Months Ended
                                                               March 31,
                                                         ----------------------
                                                           2002        2001
                                                         ----------  ----------
Interest revenue
  Loans, including fees                                  $1,171,062  $1,242,459
  Investment securities                                      72,147      75,648
  Due from banks                                                -0-         311
  Federal funds sold                                          8,141      30,899
                                                         ----------  ----------
    Total interest revenue                                1,251,350   1,349,317

Interest expense                                            526,643     680,934
                                                         ----------  ----------
    Net interest income                                     724,707     668,383

Provision for loan losses                                    52,815      48,354
                                                         ----------  ----------
    Net interest income after
      provision for loan losses                             671,892     620,029
                                                         ----------  ----------
Other operating revenue                                     123,545     119,834
                                                         ----------  ----------
Other expenses
  Salaries and benefits                                     361,521     342,072
  Occupancy                                                  36,735      33,761
  Furniture and equipment                                    37,173      29,105
  Other operating                                           177,515     166,506
                                                         ----------  ----------
    Total operating expenses                                612,944     571,444
                                                         ----------  ----------

Net income before income taxes                              182,493     168,419

Income taxes                                                 70,000      68,000
                                                         ----------  ----------

Net income                                               $  112,493  $  100,419
                                                         ==========  ==========

Earnings per common share - basic                        $     0.20  $     0.18
                                                         ==========  ==========

Earnings per common share - diluted                      $     0.20  $     0.18
                                                         ==========  ==========

See accompanying Notes to Consolidated Financial Statements.

                      EASTON BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                    Three Months Ended
                                                          March 31,
                                                  --------------------------
                                                      2002          2001
                                                  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Interest received                               $ 1,263,201   $ 1,332,928
  Other revenue received                              123,545       109,720
  Cash paid for operating expenses                   (510,166)     (555,460)
  Interest paid                                      (499,918)     (639,020)
  Loans originated for sale                        (3,106,292)   (3,520,190)
  Proceeds from loan sales                          2,276,795     3,625,300
  Taxes Paid                                           (8,561)      (15,099)
                                                  ------------  ------------
                                                     (461,396)      338,179
                                                  ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Cash paid for premises and equipment                (15,623)      (10,329)
  Net loans to customers                             (332,975)   (1,836,575)
  Investment securities purchased                    (104,877)   (1,377,300)
  Proceeds from sales/maturities of investments       722,297     2,052,172
  Cash Paid for Software                              (14,490)      (22,048)
  Investment in Life Insurance Contract                    -0-    (1,225,000)
                                                  ------------  ------------
                                                      254,332    (2,419,080)
                                                  ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in time deposits                     4,450,879     3,904,727
  Net increase (decrease) in other deposits        (4,936,417)    1,140,027
  Net increase (decrease) in securities sold
    under agreements to repurchase                      4,856       (41,116)
  Other Borrowings                                     (1,885)       (1,757)
  Dividends Paid                                     (140,080)      (28,015)
                                                  ------------  ------------
                                                     (622,647)    4,973,866
                                                  ------------  ------------

NET INCREASE (DECREASE) IN CASH                      (829,711)    2,892,965
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD    6,246,506     2,527,563
                                                  ------------  ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD        $ 5,416,795   $ 5,420,528
                                                  ============  ============

                      EASTON BANCORP, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                  (Unaudited)



RECONCILIATION OF NET INCOME TO NET CASH
 PROVIDED (USED) IN OPERATING ACTIVITIES
Net income                                               $ 112,493   $100,419
 Adjustments to reconcile net income to net cash
   Provided (used) in operating activities:
     Depreciation and amortization                          36,005     31,103
     Provision for loan losses                              52,815     48,354
     Loan sales net proceeds                              (829,497)   105,110
     (Increase) in cash surrender value of insurance       (10,305)   (10,340)
     Securities amortization/accretion, net                 10,386     (3,508)
     Deferred Income Taxes                                      -0-     68,000
     Accrued Income Taxes net of prepaid taxes              61,439    (15,099)
     (Increase) in accrued interest receivable
       and other assets                                    (17,470)   (22,374)
     Increase in operating accounts payable
       and other liabilities                               123,475     41,383
     Decrease in deferred loan origination fees               (737)    (4,869)
                                                         ----------  ---------
                                                         $(461,396)  $338,179
                                                         ==========  =========

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS:

1.   Basis  of  Presentation
     -----------------------

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto for the Company's fiscal year ended December 31, 2001, included in the Company's Form 10-KSB for the year ended December 31, 2001.

2.   Cash  Flows
     -----------

     For purposes of reporting cash flows, cash and cash equivalents include cash on hand, unrestricted amounts due from banks, overnight investments in repurchase agreements, and federal funds sold.


3.   Comprehensive  Income
     ---------------------

     Comprehensive income consists of :

                                              Three Months Ended
                                                   March 31,
                                              ------------------------------
                                                2002       2001      2000
                                              ---------  --------  ---------
     Net Income                               $112,493   $100,419  $100,393
     Unrealized gain (loss) on investment
        securities available for sale net of
        income taxes                           (22,515)    34,794   (10,674)
                                              ---------  --------  ---------
     Comprehensive Income                     $ 89,978   $135,213  $ 89,719
                                              =========  ========  =========

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Easton Bancorp, Inc. (the "Company") was incorporated in Maryland on July 19, 1991, to become a one-bank holding company by acquiring all of the capital stock of Easton Bank & Trust Company (the "Bank") upon its formation. The Bank commenced business on July 1, 1993, and the only activity of the Company since then has been the ownership and operation of the Bank. The Bank was organized as a nonmember state bank under the laws of the State of Maryland. The Bank is engaged in a general commercial banking business, emphasizing in its marketing the Bank's local management and ownership, from its main office location in its primary service area, Talbot County, Maryland. During 1999, the Bank opened a full-service branch office in Denton, Maryland, which is in Caroline County. In addition, during 2001, the Bank opened a full service branch office in Oxford, Maryland, which is in Talbot County. The Bank offers a full range of deposit services that are typically available in most banks and savings and loan associations, including checking accounts, NOW accounts, savings accounts and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. In addition, the Bank offers certain retirement account services, such as Individual Retirement Accounts. The Bank offers a full range of short-to medium-term commercial and personal loans. The Bank also originates and holds or sells into the secondary market fixed and variable rate mortgage loans and real estate construction and acquisition loans. Other bank services include cash management services, safe deposit boxes, traveler's checks, debit cards, direct deposit of payroll and social security checks, and automatic drafts for various accounts.

     The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Company's financial statements and related notes and other statistical information included elsewhere herein.

Results  of  Operations
-----------------------

     Net income for the Company for the three months ended March 31, 2002, was $112,493, compared to $100,419 during the corresponding period of 2001. Net interest income increased $56,324 and other operating income increased $3,711; however, these increases were offset by increases of $4,461 in provision for loan losses, $41,500 in total operating expenses and $2,000 in income taxes.
The increase in net interest income is primarily due to declining interest rates, which resulted in a decrease in interest expense of $154,291 and a decrease in interest earned of $97,967. The increase in total operating expenses is primarily attributed to an increase in salaries and benefits of $19,449, an increase of $11,042 in occupancy, furniture and equipment and an increase in other operating expenses of $11,009.

     The Bank's loan portfolio (excluding loans held for sale) increased from $63.0 million at December 31, 2001, to $63.3 million at March 31, 2002. The Bank's provision for loan losses was $52,815 for the quarter ended March 31, 2002, compared to $48,354 for the quarter ended March 31, 2001. The allowance for loan losses was $801,392 at March 31, 2002, or 1.25% of total loans (excluding loans held for sale), compared to $750,768 at December 31, 2001, or 1.18%. The level of the allowance for loan losses represents management's current estimate of future losses in the loan portfolio; however, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional increases in the allowance will not be required.

     Noninterest expense increased $41,500 to $612,944 for the quarter ended March 31, 2002, from $571,444 for the quarter ended March 31, 2001. The increase was primarily related to the increases in salaries and benefits of $19,449, an increase in occupancy, furniture and equipment of $11,042 and an increase in other operating expenses of $11,009. The increase in salaries and benefits was due to annual salary increases and four new full-time employees.

     Return on average assets and average equity, on an annualized basis, for the quarter ended March 31, 2002, were .60% and 8.17%, respectively, compared to ..64% and 7.89%, respectively, for the same quarter of 2001. Earnings per share on a fully diluted basis for the quarters ended March 31, 2002, and March 31, 2001, amounted to $.20 and $.18, respectively.

     The Company's assets ended the first quarter of 2002 at $79.4 million, a decrease of $417,755, or .5%, from $79.8 million at December 31, 2001. This decrease can be attributed primarily to decreases in federal funds sold and investment securities of $1.3 million and $661,920, respectively, which were offset by an increase of $1.1 million in the Bank's loans. Borrowings from Federal Home Loan Bank of Atlanta total $2.2 million of which $1.6 million is match funded to two loans.

     Management expects that its 2002 income will exceed expenses. Although management expects that the Company's current profitably will continue, future events, such as an unanticipated deterioration in the loan portfolio, could reverse this trend. Management's expectations are based on management's best judgment and actual results will depend on a number of factors that cannot be predicted with certainty and thus fulfillment of management's expectations cannot be assured.

Liquidity  and  Sources  of  Capital
------------------------------------

     The $485,538 decrease in deposits from December 31, 2001, to March 31, 2002, is primarily reflected in the decreases in federal funds sold and investment securities available for sale of $1.3 million and $661,920, respectively, which were offset by increases in cash and due from banks and net loans of $479,200 and $1.1 million, respectively. The Company's primary source of liquidity is cash on hand plus short-term investments. At March 31, 2002, the Company's liquid assets totaled $12.1 million, or 15.29% of total assets, compared to $12.8 million, or 16.04% of total assets, at December 31, 2001. Another source of liquidity is the $11.2 million secured line of credit the Company has from the Federal Home Loan Bank of Atlanta, of which $2.2 million is used, and the $750,000 unsecured line of credit and the $5 million secured line of credit the Company has from another correspondent bank, of which $1.8 million
is  pledged.   If  additional  liquidity  is  needed,  the  Bank  will  sell participations  in  its  loans.

     In January 2001, the Company invested in a bank owned life insurance policy on the life of Jeffrey N. Heflebower, an officer of the Bank. The beneficiaries of the policy include both the Bank and certain heirs of Mr. Heflebower. To fund the policy, the Bank contributed $1,225,000. The cash surrender value of the policy, which was $1,292,176 as of March 31, 2002, is not considered a liquid asset of the Company. The policy also provides supplemental retirement benefits for Mr. Heflebower.

     The capital of the Company and the Bank exceeded all prescribed regulatory capital guidelines at March 31, 2002. At March 31, 2002, the Tier 1 leverage ratio for the Bank was 7.35%. At March 31, 2002, the Bank had a risk-weighted total capital ratio of 10.20%, and a Tier 1 risk-weighted capital ratio of

8.95%. The Company expects that its current capital and short-term investments will satisfy the Company's cash requirements for the foreseeable future. However, no assurance can be given in this regard as rapid growth, deterioration in the loan quality or poor earnings, or a combination of these factors, could change the Company's capital position in a relatively short period of time.

Dividends
---------

     The Board of Directors declared a $0.05 per share cash dividend and a $0.20 per share special one time only dividend to be paid to shareholders of record on January 31, 2002. The dividend was paid on February 15, 2002. On April 30, 2002, the Board of Directors declared a $0.05 per share cash dividend on the Company's outstanding shares of stock to be paid to shareholders of record on April 30, 2002. The dividend will be paid on May 15, 2002. The declaration and payment of future dividends will depend upon a number of factors, including future earnings, financial condition, cash needs, and general business conditions. If dividends should be declared in the future, the amount of such dividends presently cannot be estimated and it cannot be known whether such dividends would continue for future periods.

Market  Risk
------------

     Net interest income of the Company is one of the most important factors in evaluating the financial performance of the Company. The Company uses interest sensitivity analysis to determine the effect of rate changes. Net interest income is projected over a one-year period to determine the effect of an increase or decrease in the prime rate of 100 basis points. If prime were to decrease 100 basis points, the Company would experience a decrease in net interest income of $3,319 if all assets and liabilities maturing within that period were adjusted for the rate change. The sensitivity analysis does not consider the likelihood of these rate changes nor whether management's reaction to this rate change would be to reprice its loans and deposits.


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

ITEM 4. SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     There were no matters submitted to security holders for a vote during the quarter ended March 31, 2002.

ITEM 5. OTHER  INFORMATION.

     None.

ITEM 6. EXHIBITS  AND  REPORTS  ON  FORM  8-K.

     (a)  Exhibits.

          3.1 Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-KSB filed on March 29, 2002, for the fiscal year ended December 31, 2001).

          11.1 Computation of Earnings Per Share.

     (b)  Reports  on  Form  8-K.

          There were no reports on Form 8-K filed by the Company during the quarter ended March 31, 2002.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         EASTON  BANCORP, INC.
                                        ----------------------------------------
                                                 (Registrant)



Date:   May 6, 2002                  By:  /s/  R. Michael S. Menzies
       ------------                     ----------------------------------------
                                               R. Michael S. Menzies
                                               President



Date:  May 6, 2002                   By:  /s/ Pamela A. Mussenden
       -----------                      ----------------------------------------
                                              Pamela A. Mussenden
                                              Assistant Treasurer
                                              (Principal Financial Officer)

                                INDEX TO EXHIBITS


Exhibit                                                              Sequential
Number                            Description                       Page Number
------                            -----------                       -----------

3.1 Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-KSB filed on March 29, 2002, for the fiscal year ended December 31, 2001).

11.1           Computation  of  Earnings  Per  Share.