Form 10QSB
period 2002-06-30
EASTON BANCORP INC/MD
filed 2002-08-13
CIK 880209

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

(Mark  One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT  OF  1934
     For  the  quarterly  period  ended:  June  30,  2002
                                         ----------------

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934
     For  the  transition  period  from _______________ to ________________

                        Commission file number: 33-43317
                                                --------

                              EASTON BANCORP, INC.
                      -----------------------------------
        (Exact name of small business issuer as specified in its charter)

            Maryland                                     52-1745344
          -------------                             -------------------
     (State of incorporation)               (I.R.S. Employer Identification No.)

                  501 Idlewild Avenue, Easton, Maryland 21601
                ------------------------------------------------
                    (Address of principal executive offices)

                                 (410) 819-0300
                                ---------------
                          (Issuer's telephone number)

                                 Not Applicable
                ------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)


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

     On August 5, 2002, 560,318 shares of the issuer's common stock, par value $.10 per share, were issued and outstanding.

     Transitional  Small Business Disclosure Format (check one):  Yes     No  X
                                                                     ---     ---

                                     PART I
                              FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS.

                      EASTON BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                  June 30,    December 31,
                                                    2002          2001
                                                 -----------  -------------
                             ASSETS
Cash and due from banks                          $ 1,946,688  $   1,415,318
Federal funds sold                                 3,324,429      4,831,188
Investment in Federal Home Loan Bank stock           431,500        431,500
Investment securities available-for-sale           5,534,341      5,931,871
Loans held for sale                                  352,500        622,000
Loans, less allowance for credit losses of
  $818,237 and $750,768, respectively             66,522,909     63,044,907
Premises and equipment, net                        1,575,031      1,624,379
Accrued interest receivable                          414,885        432,134
Bank Owned Life Insurance Policy                   1,306,576      1,281,871
Other assets                                         172,538        135,173
Deferred and prepaid income taxes                      5,863         70,262
                                                 -----------  -------------
      Total assets                               $81,587,260  $  79,820,603
                                                 ===========  =============

              LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
  Noninterest-bearing                            $10,026,495  $   6,600,971
  Interest-bearing                                63,105,617     64,854,285
                                                 -----------  -------------
      Total deposits                              73,132,112     71,455,256
Accrued interest payable                              93,730        112,507
Securities sold under agreements to repurchase        64,933         65,486
Note payable                                       2,219,072      2,222,875
Other liabilities                                    154,971        149,775
                                                 -----------  -------------
      Total liabilities                           75,664,818     74,005,899
                                                 -----------  -------------

Stockholders' equity
  Common stock, par value $.10 per share;
    Authorized 5,000,000 shares, 560,318 shares
    issued and outstanding                            56,032         56,032
  Additional paid-in-capital                       5,227,487      5,227,487
  Retained earnings                                  578,799        496,104
                                                 -----------  -------------
                                                   5,862,318      5,779,623
  Accumulated other comprehensive income              60,124         35,081
                                                 -----------  -------------
      Total stockholders' equity                   5,922,442      5,814,704
                                                 -----------  -------------
  Total liabilities and stockholders' equity     $81,587,260  $  79,820,603
                                                 ===========  =============

See  accompanying  Notes  to  Consolidated  Financial  Statements.

                      EASTON BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                         Three Months Ended        Six Months Ended
                                               June 30,                June 30,
                                     -------------------------  ----------------------
                                         2002          2001        2002        2001
                                     -------------  ----------  ----------  ----------
Interest revenue
  Loans, including fees              $   1,194,376  $1,293,785  $2,365,438  $2,536,244
  Investment securities                     67,770      56,903     139,917     132,551
  Due from banks                               -0-         185         -0-         496
  Federal funds sold                        20,659      33,440      28,800      64,339
                                     -------------  ----------  ----------  ----------
      Total interest revenue             1,282,805   1,384,313   2,534,155   2,733,630

Interest expense                           502,788     705,325   1,029,431   1,386,259
                                     -------------  ----------  ----------  ----------
      Net interest income                  780,017     678,988   1,504,724   1,347,371

Provision for loan losses                   53,088      56,034     105,903     104,388
                                     -------------  ----------  ----------  ----------
      Net interest income after
        provision for loan losses          726,929     622,954   1,398,821   1,242,983
                                     -------------  ----------  ----------  ----------

Other operating revenue                    164,874     127,543     288,419     247,377
                                     -------------  ----------  ----------  ----------

Other expenses
  Salaries and benefits                    370,869     358,692     732,390     700,764
  Occupancy                                 37,342      39,816      74,077      73,577
  Furniture and equipment                   35,304      28,859      72,477      57,964
  Other operating                          225,790     203,723     403,305     370,229
                                     -------------  ----------  ----------  ----------
      Total operating expenses             669,305     631,090   1,282,249   1,202,534
                                     -------------  ----------  ----------  ----------

Income before income taxes                 222,498     119,407     404,991     287,826

Income taxes                                84,200      43,692     154,200     111,692
                                     -------------  ----------  ----------  ----------

Net income                           $     138,298  $   75,715  $  250,791  $  176,134
                                     =============  ==========  ==========  ==========

Earnings per common share - basic    $        0.25  $     0.14  $     0.45  $     0.31
                                     =============  ==========  ==========  ==========

Earnings per common share - diluted  $        0.24  $     0.14  $     0.44  $     0.31
                                     =============  ==========  ==========  ==========

See  accompanying  Notes  to  Consolidated  Financial  Statements.

                      EASTON BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                         Six Months Ended
                                                              June 30,
                                                    --------------------------
                                                        2002          2001
                                                    ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Interest received                                 $ 2,583,854   $ 2,702,223
  Fees, commissions and rent received                   217,660       242,076
  Cash paid for operating expenses                   (1,153,895)   (1,088,286)
  Proceeds from loan sales                            6,386,332     6,814,377
  Loans originated for sale                          (6,116,832)   (7,396,360)
  Interest paid                                      (1,072,913)   (1,413,473)
  Taxes paid                                           (111,261)     (167,472)
                                                    ------------  ------------
                                                        732,945      (306,915)
                                                    ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Cash paid for premises, equipment and software        (31,855)      (46,659)
  Net loans to customers                             (3,595,399)   (5,293,829)
  Proceeds from sales/maturities of investments       1,019,393     3,835,611
  Purchase of investment securities                    (604,877)   (2,427,185)
  Purchase of Federal Home Loan Bank stock                  -0-      (227,300)
  Investment in life insurance contract                     -0-    (1,225,000)
                                                    ------------  ------------
                                                     (3,212,738)   (5,384,362)
                                                    ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in time deposits                       3,568,058     6,295,595
  Net increase (decrease) in other deposits          (1,891,202)      452,910
  Dividends Paid                                       (168,096)      (56,031)
  Net decrease in securities sold under agreements
    to repurchase                                          (553)      (32,467)
  Net proceeds from borrowings                           (3,803)      996,454
                                                    ------------  ------------
                                                      1,504,404     7,656,461
                                                    ------------  ------------

NET INCREASE (DECREASE) IN CASH                        (975,389)    1,965,184
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD      6,246,506     2,527,563
                                                    ------------  ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD          $ 5,271,117   $ 4,492,747
                                                    ============  ============

                      EASTON BANCORP, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                  (Unaudited)

                                                        Six Months Ended
                                                            June 30,
                                                     -----------------------
                                                        2002        2001
                                                     ----------  -----------
RECONCILIATION OF NET INCOME TO NET CASH
    PROVIDED (USED) FROM OPERATING ACTIVITIES
  Net income                                         $ 250,791   $  176,134
  Adjustments to reconcile net income to net cash
  provided (used) from operating activities:
      Depreciation and amortization                     72,570       63,412
      Provision for loan losses                        105,903      104,388
      Increase in cash surrender value of insurance    (24,705)     (25,850)
      Loan sales net proceeds                          269,500     (581,983)
      (Increase) in accrued interest receivable
        and other assets                               (11,483)     (50,303)
      (Decrease) in operating accounts payable and
        other liabilities                               (5,020)     (15,749)
      Deferred loan origination fees                    11,494       (1,911)
      Accrued Income taxes net of prepaid taxes         42,939       28,125
      Investment amortization, net of accretion         20,956       (3,178)
                                                     ----------  -----------
                                                     $ 732,945    ($306,915)
                                                     ==========  ===========

See  accompanying  Notes  to  Consolidated  Financial  Statements.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS:

1.   Basis  of  Presentation
     -----------------------

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto for the Company's fiscal year ended December 31, 2001, included in the Company's Form 10-KSB for the year ended December 31, 2001.

2.   Cash  Flows
     -----------

     For purposes of reporting cash flows, cash and cash equivalents include cash on hand, unrestricted amounts due from banks, overnight investments in repurchase agreements, and federal funds sold.

3.   Comprehensive  Income
     ---------------------

          Comprehensive income consists of:

                                                            Six Months Ended
                                                                June  30,
                                                         ----------------------
                                                           2002          2001
                                                         --------      --------
          Net Income                                     $250,791      $176,134
          Unrealized  gain  on  investment securities
          available for sale, net of income taxes          25,042        36,145
                                                         --------      --------
          Comprehensive  Income                          $275,833      $212,279
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

Results  of  Operations
-----------------------

     Net income for the Company for the three months ended June 30, 2002, was $138,298, compared to $75,715 during the corresponding period of 2001. Net income for the six months ended June 30, 2002, was $250,791, compared to $176,134 for the corresponding period of 2001.

     Net interest income increased $157,353 and other operating income increased $41,042; however, these increases were offset by increases of $79,715 in total operating expenses and $42,508 in income taxes. The increase in net interest income is primarily due to declining interest rates, which resulted in a decrease in interest expense of $356,828 and a decrease in interest earned of $199,475. The increase in total operating expenses is attributed to an increase in salaries and benefits of approximately $31,626, an increase of $15,013 in occupancy, furniture and equipment and an increase in other operating expenses of $33,076 due primarily to the Oxford branch which was opened in November 2001.

     The following table depicts interest income on earning assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the six months ended June 30, 2002, and the year ended December 31, 2001:


                                                 CONSOLIDATED                   CONSOLIDATED
                                       -------------------------------  -------------------------------
                                               AVERAGE BALANCES,              AVERAGE BALANCES,
                                              INTEREST, AND YIELDS           INTEREST, AND YIELDS
                                           For the Six Months Ended           For the Year Ended
                                                 June 30, 2002                December 31, 2001
                                       -------------------------------  -------------------------------
                                         Average                          Average
                                         balance     Interest   Yield     balance     Interest   Yield
                                       -----------  ----------  ------  -----------  ----------  ------
ASSETS
Federal funds sold                     $ 3,452,898  $   28,800   1.66%  $ 2,954,612  $  111,011   3.76%
Interest-bearing deposits                        -           -      -        14,185         520   3.67%
Investment securities:
   State municipal bonds                    59,647       1,926   6.42%            -           -      -
   U.S. government agency                5,519,405     129,823   4.68%    4,340,131     247,076   5.69%
   Other                                   431,500      12,899   6.03%      407,241      28,726   7.05%
                                       -----------  ----------  ------  -----------  ----------  ------
      Total investment securities        6,010,552     144,648   4.79%    4,747,372     275,802   5.81%
                                       -----------  ----------  ------  -----------  ----------  ------
Loans:
   Demand and time                      16,516,452     534,716   6.53%   14,348,935   1,156,761   8.06%
   Mortgage                             45,050,239   1,656,591   7.42%   41,727,127   3,538,811   8.48%
   Installment                           3,853,700     175,525   9.18%    3,921,552     370,998   9.46%
                                       -----------  ----------  ------  -----------  ----------  ------
      Total loans                       65,420,391   2,366,832   7.30%   59,997,614   5,066,570   8.44%
Allowance for loan losses                  788,678                          692,655
                                       -----------                      -----------
      Total loans, net of allowance     64,631,713   2,366,832   7.38%   59,304,959   5,066,570   8.54%
                                       -----------  ----------  ------  -----------  ----------  ------
Total interest-earning assets           74,095,163   2,540,280   6.91%   67,021,128   5,453,903   8.14%
                                       -----------  ----------  ------  -----------  ----------  ------
Noninterest-bearing cash                 2,027,064                        1,242,388
Bank premises and equipment              1,650,155                        1,644,342
Other assets                             1,834,348                        1,747,942
                                       -----------                      -----------
        Total assets                   $79,606,731                      $71,655,800
                                       ===========                      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits
  Savings and NOW deposits             $14,833,103  $   89,938   1.22%  $10,714,080  $  203,333   1.90%
  Money market deposits                  6,817,083      43,789   1.30%    9,278,602     226,973   2.45%
  Other time deposits                   41,549,430     837,399   4.06%   38,091,737   2,139,492   5.62%
                                       -----------  ----------  ------  -----------  ----------  ------
     Total interest-bearing deposits    63,199,616     971,126   3.10%   58,084,419   2,569,798   4.42%
Noninterest-bearing deposits             7,364,685           -      -     5,625,745           -      -
                                       -----------  ----------  ------  -----------  ----------  ------
    Total deposits                      70,564,301     971,126   2.78%   63,710,164   2,569,798   4.03%
Borrowed funds                           2,907,075      58,359   3.99%    1,987,899     101,707   5.12%
                                       -----------  ----------  ------  -----------  ----------  ------
                                        73,471,376   1,029,485   2.83%   65,698,063   2,671,505   4.07%
                                                    ----------  ------               ----------  ------
Other liabilities                          317,351                          373,538
Stockholders' equity                     5,818,004                        5,584,199
                                       -----------                      -----------
        Total liabilities and
        stockholders' equity           $79,606,731                      $71,655,800
                                       ===========                      ===========

Net interest spread                                              4.09%                            4.07%
                                                                ======                           ======
Net interest income                                 $1,510,795                       $2,782,398
                                                    ==========                       ==========
Net margin on interest-earning assets                            4.11%                            4.15%
                                                                ======                           ======

     -------------------------------
     Interest on tax-favored investments and loans are reported on a fully taxable equivalent basis.

     The Bank's loan portfolio (excluding loans held for sale) increased from $63.0 million at December 31, 2001, to $66.5 million at June 30, 2002. The
Bank's provision for loan losses was $53,088 for the quarter ended June 30, 2002, and $105,903 for the six months ended June 30, 2002, compared to $56,034 for the quarter ended June 30, 2001, and $104,388 for the six months ended June 30, 2001.

     The allowance for loan losses was $818,237 at June 30, 2002, or 1.22% of total loans (excluding loans for sale), compared to $801,392 at March 31, 2002, or 1.25% of total loans, and $750,768 at December 31, 2001, or 1.18% of total loans. The level of the allowance for loan losses represents management's current estimate of future losses in the loan portfolio; however, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional increases in the allowance will not be required.

     Activity  in  the  allowance  for  loan  losses  is  shown  below:


                   ALLOWANCE FOR LOAN LOSSES

                                              June 30,   December 31,
                                                2002        2001
                                              ---------  ----------
Balance at beginning of year                  $750,768   $ 645,501

Loan Losses:
    Commercial                                  27,795      19,537
    Real Estate                                  8,000      71,492
    Consumer                                    17,731     104,442
                                              ---------  ----------
      Total loan losses                         53,526     195,471
                                              ---------  ----------

Recoveries on loans previously charged off
    Commercial                                   2,025         200
    Real Estate                                      0      64,550
    Consumer                                    13,067      23,042
                                              ---------  ----------
      Total loan recoveries                     15,092      87,792
                                              ---------  ----------

Net loan losses                                (38,434)   (107,679)
Provision for loan losses charged to expense   105,903     212,946
                                              ---------  ----------
Balance at end of year                        $818,237   $ 750,768
                                              =========  ==========

Allowance for loan losses to outstanding          1.21%       1.18%
  loans at end of period

Net charge-offs/(recoveries) to average
  loans - annualized                              0.12%       0.18%

                    NON-PERFORMING ASSETS AND PAST-DUE LOANS

      Nonaccrual loans and loans past due 90 days or more are as follows:


                                     June 30,   December 31,
                                       2002         2001
                                     ---------  -------------
Nonaccrual
  Commercial                         $ 144,003  $     116,106
  Mortgage                             340,949        213,355
  Installment                           12,357         23,585
                                     ---------  -------------
                                     $ 497,309  $     353,046
                                     ---------  -------------

Loans past due ninety days or more,
  still accruing interest            $ 277,513  $     747,907
                                     ---------  -------------

Total nonperforming loans            $ 774,822  $   1,100,953
                                     ---------  -------------

Interest not accrued                 $  21,450  $      19,654
                                     ---------  -------------

     Noninterest expense increased $38,215 to $669,305 for the quarter ended June 30, 2002, from $631,090 for the quarter ended June 30, 2001. The increase was primarily related to the increases in salaries and benefits of $12,177 and an increase in other operating expenses of $22,067. The increase in salaries and benefits was due to annual salary increases.

     Return on average assets and average equity, on an annualized basis, for the quarter ended June 30, 2002, was .78% and 10.85%, respectively, compared to ..52% and 6.08%, respectively, for the same quarter of 2001. Return on average assets and average equity, on an annualized basis, for the six months ended June 30, 2002, was .67% and 9.32%, respectively, compared to .56% and 7.40%, respectively, for the same quarter of 2001. Earnings per share on a fully diluted basis for the quarter and the six months ended June 30, 2002, was $.24 and $.44, respectively, compared to $.14 and $.31, respectively, for the same periods of 2001.

     The Company's assets ended the second quarter of 2002 at $81.6 million, an increase of $1.8 million, or 2.2%, from $79.8 million at December 31, 2001. This increase can be attributed primarily to an increase in the Bank's loan portfolio of $3.2 million offset by a decrease in federal funds sold of $1.5 million. Total borrowings from the Federal Home Loan Bank of Atlanta were approximately $2.2 million at June 30, 2002, of which $1.6 million were match funded on two loans by the Bank.

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

Liquidity  and  Sources  of  Capital
------------------------------------

     The $1.7 million increase in deposits from December 31, 2001, to June 30, 2002, is primarily reflected in the increase in the Bank's loans of $3.2 million offset by a decrease in federal funds sold of $1.5 million. The Company's primary source of liquidity is cash on hand plus short-term investments. At June 30, 2002, the Company's liquid assets totaled $11.2 million, or 13.68% of total assets, compared to $12.8 million, or 16.04% of total assets, at December 31, 2001. Another source of liquidity is the $11.2 million secured line of credit the Company has from the Federal Home Loan Bank of Atlanta, of which $2.2 million is currently used, and the $750,000 unsecured line of credit and the $5.0 million secured line of credit the Company has from another correspondent bank, of which $1.8 million is pledged. If additional liquidity is needed, the Bank will sell participations in its loans.

     In January 2001, the Company invested in a bank owned life insurance policy on the life of Jeffrey N. Heflebower, an officer of the Bank. The beneficiaries of the policy include both the Bank and certain heirs of Mr. Heflebower. To fund the policy, the Bank contributed $1,225,000. Since the purchase of the policy, the cash surrender value of the policy has increased approximately $82,000 and is now approximately $1,306,576. The cash surrender value of the policy is not considered a liquid asset of the Company. The policy also provides supplemental retirement benefits for Mr. Heflebower.

     The capital of the Company and the Bank exceeded all prescribed regulatory capital guidelines at June 30, 2002. At June 30, 2002, the Tier 1 leverage ratio for the Bank was 7.16%. At June 30, 2002, the Bank had a risk-weighted total capital ratio of 9.99%, and a Tier 1 risk-weighted capital ratio of 8.74%. The Company expects that its current capital and short-term investments will satisfy the Company's cash requirements for the foreseeable future. However, no assurance can be given in this regard as rapid growth, deterioration in the loan quality or poor earnings, or a combination of these factors, could change the Company's capital position in a relatively short period of time.

Dividends
---------

     The Board of Directors declared a $0.05 per share cash dividend and a $0.20 per share special one time only dividend to be paid to shareholders of record as of January 31, 2002. The dividend was paid on February 15, 2002. On April 29, 2002, the Board of Directors declared a $0.05 per share cash dividend on the Company's outstanding shares of stock to be paid to shareholders of record as of April 30, 2002. The dividend was paid on May 15, 2002. On July 29, 2002, the Board of Directors declared a $0.05 per share cash dividend on the Company's outstanding shares of stock to be paid to shareholders of record as of July 31, 2002. The dividends will be paid on August 15, 2002. The declaration and payment of future dividends will depend upon a number of factors, including future earnings, financial condition, cash needs, and general business conditions. If dividends should be declared in the future, the amount of such dividends presently cannot be estimated and it cannot be known whether such dividends would continue for future periods.

Market  Risk
------------

     Net interest income of the Company is one of the most important factors in evaluating the financial performance of the Company. The Company uses interest sensitivity analysis to determine the effect of rate changes. Net interest income is projected over a one-year period to determine the effect of an increase or decrease in the prime rate of 100 basis points. If prime were to decrease 100 basis points, the Company would experience an increase in net interest income of $47,721 if all assets and liabilities maturing within that period were adjusted for the rate change. The sensitivity analysis does not consider the likelihood of these rate changes nor whether management's reaction to this rate change would be to reprice its loans and deposits.

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

ITEM 4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     The Company held its Annual Meeting of Stockholders on May 15, 2002, at which meeting all eight of management's nominees for the Board of Directors were re-elected, with six individuals re-elected to serve as Class II directors for a three-year term and two individuals re-elected to serve as Class I directors for a two-year term. The individuals re-elected as Class II directors were: J. Parker Callahan, Jr., receiving 427,951 votes for and 4,400 votes against or withheld, with no votes abstaining; J. Fredrick Heaton, D.M.D., receiving 427,951 votes for and 4,400 votes against or withheld, with no votes abstaining; William C. Hill, receiving 427,851 votes for and 4,500 votes against or withheld, with no votes abstaining; William R. Houck, D.D.S., receiving 427,751 votes for and 4,600 votes against or withheld, with no votes abstaining; Roger
A. Orsini, M.D., receiving 427,951 votes for and 4,400 votes against or withheld, with no votes abstaining; and James B. Spear, Sr., receiving 427,851 votes for and 4,500 votes against or withheld, with no votes abstaining. The individuals re-elected to serve a two-year term as Class I directors were:
Stephen W. Chitty, receiving 427,751 votes for and 4,600 votes against or withheld, with no votes abstaining, and Thomas E. Hill, receiving 427,851 votes for and 4,500 votes against or withheld, with no votes abstaining. Class I and Class III directors continuing in office are: Jack H. Bishop, D.D.S., W. David Hill, D.D.S., David F. Lesperance, Vinodrai Mehta, M.D., R. Michael S. Menzies, Sr., Mahmood S. Shariff, M.D., Myron J. Szczukowski, Jr., M.D., Sheila A. Wainwright and Jerry L. Wilcoxon, C.P.A.

ITEM 5.  OTHER  INFORMATION.

        None.

ITEM 6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

        (a)  Exhibits.

             11.1     Computation  of  Earnings  Per  Share.

        (b)  Reports  on  Form  8-K.

             There were no reports on Form 8-K filed by the Company during the quarter ended June 30, 2002.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   EASTON  BANCORP,  INC.
                                   ---------------------------------------------
                                        (Registrant)



Date:   August 12, 2002            By:  /s/ R. Michael S. Menzies, Sr.
        ---------------            ---------------------------------------------
                                                R. Michael S. Menzies, Sr.
                                                President



Date:   August 12, 2002            By:  /s/  Pamela  A.  Mussenden
        ---------------            ---------------------------------------------
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

          11.1          Computation  of  Earnings  Per  Share.