Form 10QSB
period 2002-09-30
EASTON BANCORP INC/MD
filed 2002-11-13
CIK 880209

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark  One)

 X    QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR 15(D) OF THE SECURITIES
---   EXCHANGE  ACT  OF  1934

     For  the  quarterly  period  ended:  September  30,  2002
                                         ---------------------

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

     On November 1, 2002, 560,318 shares of the issuer's common stock, par value $.10 per share, were issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes No X

                                     PART I
                              FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS.

                      EASTON BANCORP, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                 September 30, December 31,
                                                      2002        2001
                                                  -----------  -----------
                            ASSETS
Cash and due from banks                           $ 2,161,001  $ 1,415,318
Federal funds sold                                  3,428,984    4,831,188
Investment in Federal Home Loan Bank stock            431,500      431,500
Investment securities available-for-sale            5,166,213    5,931,871
Loans held for sale                                 1,603,217      622,000
Loans, less allowance for credit losses of
  $862,162 and $750,768, respectively              69,402,713   63,044,907
Premises and equipment, net                         1,592,158    1,624,379
Accrued interest receivable                           386,302      432,134
Bank Owned Life Insurance Policy                    1,320,976    1,281,871
Deferred and prepaid income taxes                      11,813       70,262
Other assets                                          135,440      135,173
                                                  -----------  -----------
      Total assets                                $85,640,317  $79,820,603
                                                  ===========  ===========

      LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
  Noninterest-bearing                             $ 9,213,696  $ 6,600,971
  Interest-bearing                                 67,775,373   64,854,285
                                                  -----------  -----------
      Total deposits                               76,989,069   71,455,256
Accrued interest payable                              117,701      112,507
Securities sold under agreements to repurchase         62,326       65,486
Note payable                                        2,217,121    2,222,875
Other liabilities                                     184,835      149,775
                                                  -----------  -----------
      Total liabilities                            79,571,052   74,005,899
                                                  -----------  -----------

Stockholders' equity
  Common stock, par value $.10 per share;
    authorized 5,000,000 shares, 560,318
    shares issued and outstanding                      56,032       56,032
  Additional paid-in-capital                        5,227,487    5,227,487
  Retained earnings                                   708,430      496,104
                                                  -----------  -----------
                                                    5,991,949    5,779,623
  Accumulated other comprehensive income               77,316       35,081
                                                 -----------  -----------
      Total stockholders' equity                    6,069,265    5,814,704
                                                  -----------  -----------
      Total liabilities and stockholders' equity  $85,640,317  $79,820,603
                                                  ===========  ===========

See accompanying Notes to Consolidated Financial Statements.

                            EASTON BANCORP, INC. AND SUBSIDIARY
                             CONSOLIDATED STATEMENTS OF INCOME
                                        (Unaudited)

                                          Three Months Ended           Nine Months Ended
                                              September 30,               September 30,
                                     ------------------------------  ----------------------
                                          2002            2001          2002        2001
                                     --------------  --------------  ----------  ----------
Interest revenue
  Loans, including fees              $    1,237,971  $    1,290,529  $3,603,409  $3,826,773
  Investment securities                      63,824          61,912     203,741     194,463
  Due from banks                                -0-             -0-         -0-         496
  Federal funds sold                         11,620          29,443      40,420      93,782
                                     --------------  --------------  ----------  ----------
    Total interest revenue                1,313,415       1,381,884   3,847,570   4,115,514

Interest expense                            478,489         682,549   1,507,920   2,068,808
                                     --------------  --------------  ----------  ----------

    Net interest income                     834,926         699,335   2,339,650   2,046,706

Provision for loan losses                    53,088          79,814     158,991     184,202
                                     --------------  --------------  ----------  ----------

    Net interest income after
        provision for loan losses           781,838         619,521   2,180,659   1,862,504
                                     --------------  --------------  ----------  ----------

Other operating revenue                     151,197         169,089     439,616     416,466
                                     --------------  --------------  ----------  ----------

Other expenses
  Salaries and benefits                     396,652         365,791   1,129,042   1,066,555
  Occupancy                                  42,377          34,936     116,454     108,513
  Furniture and equipment                    35,232          30,577     107,709      88,541
  Other operating                           194,328         180,350     597,633     550,579
                                     --------------  --------------  ----------  ----------
    Total operating expenses                668,589         611,654   1,950,838   1,814,188
                                     --------------  --------------  ----------  ----------

Income before income taxes                  264,446         176,956     669,437     464,782

Income taxes                                106,800          83,308     261,000     195,000
                                     --------------  --------------  ----------  ----------

Net income                           $      157,646  $       93,648  $  408,437  $  269,782
                                     ==============  ==============  ==========  ==========

Earnings per common share - basic    $         0.28  $         0.17  $     0.73  $     0.48
                                     ==============  ==============  ==========  ==========

Earnings per common share - diluted  $         0.27  $         0.16  $     0.71  $     0.48
                                     ==============  ==============  ==========  ==========

See accompanying Notes to Consolidated Financial Statements.

                       EASTON  BANCORP,  INC.  AND  SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                                            Nine Months Ended
                                                               September 30,
                                                      ------------------------------
                                                            2002           2001
                                                      ---------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Interest received                                   $    3,942,693   $  4,084,701
  Other revenue received                                     486,451        411,167
  Cash paid for operating expenses                        (1,839,792)    (1,752,805)
 Loan sales proceeds                                      10,000,232     11,444,549
 Taxes paid                                                 (232,869)      (178,022)
 Loans originated for sale                               (10,981,449)   (11,621,207)
  Interest paid                                           (1,541,831)    (2,083,934)
                                                      ---------------  -------------
                                                            (166,565)       304,449
                                                      ---------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Cash paid for premises, equipment and software             (82,827)       (80,906)
  Loans originated, net of principal repayments           (6,531,597)    (6,764,539)
  Purchase of investment securities                       (1,122,011)    (3,434,705)
  Proceeds from sales/maturities of investments            1,917,691      4,493,920
  Investment in life insurance                                   -0-     (1,225,000)
  Proceeds from sale of repossessions                            -0-         18,505
  Purchase of Federal Home Loan Bank stock                       -0-       (227,300)
                                                      ---------------  -------------
                                                          (5,818,744)    (7,220,025)
                                                      ---------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in time deposits                            5,237,539      6,199,438
  Net increase in other deposits                             296,274      7,237,821
  Net proceeds from other borrowings                          (5,754)        (5,366)
  Net decrease in securities sold under
      agreements to repurchase                                (3,160)        (3,353)
  Dividends paid                                            (196,111)       (84,048)
                                                      ---------------  -------------
                                                           5,328,788     13,344,492
                                                      ---------------  -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        (656,521)     6,428,916
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           6,246,506      2,527,563
                                                      ---------------  -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD            $    5,589,985   $  8,956,479
                                                      ===============  =============

                      EASTON  BANCORP,  INC.  AND  SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                    (Unaudited)

                                                               Nine Months Ended
                                                                 September 30,
                                                            -----------------------
                                                               2002         2001
                                                            -----------  ----------
RECONCILIATION OF NET INCOME TO NET CASH
  PROVIDED (USED) BY OPERATING ACTIVITIES

  Net income                                                $  408,437   $ 269,782

  Adjustments to reconcile net income to net cash
   provided (used) by operating activities:
    Depreciation and amortization                              109,312      96,569
    Provision for loan losses                                  158,991     184,202
    (Increase) decrease in accrued interest receivable and
      other assets                                              51,821    (138,279)
    Increase in operating accounts payable and other
      liabilities                                               39,733      81,646
    Increase in deferred loan origination fees                  14,801       9,847
    Decrease in deferred income taxes                           36,692      16,978
    Securities amortization/accretion, net                      33,970         228
    Net proceeds from loan sales                              (981,217)   (176,658)
    Gain on sale of other real estate/repossessions                -0-       1,495
    (Increase) in cash surrender value of life insurance       (39,105)    (41,361)
                                                            -----------  ----------
                                                             ($166,565)  $ 304,449
                                                            ===========  ==========

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS:

1.   Basis  of  Presentation
     -----------------------

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto for the Company's fiscal year ended December 31, 2001, included in the Company's Form 10-KSB for the year ended December 31, 2001.

2.   Cash  Flows
     -----------

     For purposes of reporting cash flows, cash and cash equivalents include cash on hand, unrestricted amounts due from banks, overnight investments in repurchase agreements, and federal funds sold.

3.   Comprehensive  Income
     ---------------------

                                                 Nine Months Ended
                                                  September 30,
                                                ------------------
                                                  2002      2001
                                                --------  --------
     Net Income                                 $408,437  $269,782
     Unrealized gain on investment
       securities available for sale, net of
       income taxes                               42,235    64,717
                                                --------  --------
     Comprehensive Income                       $450,672  $334,499
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Easton Bancorp, Inc. (the "Company") was incorporated in Maryland on July 19, 1991, to become a one-bank holding company by acquiring all of the capital stock of Easton Bank & Trust Company (the "Bank") upon its formation. The Bank commenced business on July 1, 1993, and the only activity of the Company since then has been the ownership and operation of the Bank. The Bank was organized as a nonmember state bank under the laws of the State of Maryland. The Bank is engaged in a general commercial banking business, emphasizing in its marketing the Bank's local management and ownership, from its main office location in its primary service area, Talbot County, Maryland. During 1999, the Bank opened a full-service branch office in Denton, Maryland, which is in Caroline County. In addition, during 2001, the Bank opened a full-service branch office in Oxford, Maryland, which is in Talbot County. The Bank offers a full range of deposit services that are typically available in most banks and savings and loan associations, including checking accounts, NOW accounts, savings accounts and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. In addition, the Bank offers certain retirement account services, such as Individual Retirement Accounts. The Bank offers a full range of short- to medium-term commercial and personal loans. The Bank also originates and holds or sells into the secondary market fixed and variable rate mortgage loans and real estate construction and acquisition loans. Other bank services include cash management services, safe deposit boxes, traveler's checks, direct deposit of payroll and social security checks, and automatic drafts for various accounts.

     The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Company's unaudited financial statements and related notes and other statistical information included elsewhere herein.

Results  of  Operations
-----------------------

     Net income for the Company for the three months ended September 30, 2002, was $157,646, compared to $93,648 during the corresponding period of 2001. Net income for the nine months ended September 30, 2002, was $408,437, compared to $269,782 for the corresponding period of 2001.

     For the first nine months of 2002 compared to the same 2001 period, net interest income increased $292,944 and other operating income increased $23,150; however, these increases were offset by increases of $136,650 in total operating expenses and $66,000 in income taxes. The increase in net interest income is primarily due to declining interest rates, which resulted in a decrease in interest expense of $560,888 and a decrease in interest earned of $267,944. The increase in total operating expenses is attributed to an increase in salaries and benefits of approximately $62,487, an increase of $27,109 in occupancy, furniture and equipment and an increase in other operating expenses of $47,054, due primarily to the Oxford branch which was opened in November 2001.

     The following table depicts interest income on earning assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the nine months ended September 30, 2002, and the year ended December 31, 2001:


                                                   CONSOLIDATED                       CONSOLIDATED
                                                   ------------                       ------------
                                    AVERAGE BALANCES, INTEREST, AND YIELDS  AVERAGE BALANCES, INTEREST,AND YIELDS
                                            For the Nine Months Ended               For the Year Ended
                                                September 30, 2002                  December 31, 2001
                                       ----------------------------------  ---------------------------------
                                         Average                             Average
                                         Balance      Interest     Yield     Balance      Interest    Yield
                                       -----------  -------------  ------  -----------  ------------  ------
ASSETS
Federal funds sold                     $ 3,198,723  $     40,420    1.68%  $ 2,954,612  $   111,011    3.76%
Interest-bearing deposits                        -             -       -        14,185          520    3.67%
Investment securities:
  State municipal bonds                     74,821         2,235    3.98%            -            -       -
  U.S. government agency                 5,407,040       184,031    4.54%    4,340,131      247,076    5.69%
  Other                                    431,500        17,475    5.41%      407,241       28,726    7.05%
                                       -----------  -------------  ------  -----------  ------------  ------
    Total investment securities          5,913,361       203,741    4.61%    4,747,372      275,802    5.81%
                                       -----------  -------------  ------  -----------  ------------  ------
Loans:
  Demand and time                       16,588,685       802,364    6.47%   14,348,935    1,156,761    8.06%
  Mortgage                              46,467,015     2,542,405    7.32%   41,727,127    3,538,811    8.48%
  Installment                            3,757,953       258,640    9.20%    3,921,552      370,998    9.46%
                                       -----------  -------------  ------  -----------  ------------  ------
    Total loans                         66,813,653     3,603,409    7.21%   59,997,614    5,066,570    8.44%
Allowance for loan losses                  806,514                             692,655
                                       -----------                         -----------
    Total loans, net of allowance       66,007,138     3,603,410    7.30%   59,304,959    5,066,570    8.54%
                                       -----------  -------------  ------  -----------  ------------  ------
Total interest-earning assets           75,119,222     3,847,570    6.85%   67,021,128    5,453,903    8.14%
                                       -----------  -------------  ------  -----------  ------------  ------
Noninterest-bearing cash                 2,047,298                           1,242,388
Bank premises and equipment              1,639,456                           1,644,342
Other assets                             1,845,496                           1,747,942
                                       -----------                         -----------
      Total assets                     $80,651,473                         $71,655,800
                                       ===========                         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits
  Savings and NOW deposits             $15,180,055  $    130,527    1.15%  $10,714,080  $   203,333    1.90%
  Money market deposits                  6,751,000        68,526    1.36%    9,278,602      226,973    2.45%
  Other time deposits                   41,889,742     1,222,582    3.90%   38,091,737    2,139,492    5.62%
                                       -----------  -------------  ------  -----------  ------------  ------
    Total interest-bearing deposits     63,820,797     1,421,635    2.98%   58,084,419    2,569,798    4.42%
Noninterest-bearing deposits             7,846,204             -       -     5,625,745            -       -
                                       -----------  -------------  ------  -----------  ------------  ------
    Total deposits                      71,667,001     1,421,635    2.65%   63,710,164    2,569,798    4.03%
Borrowed funds                           2,788,988        86,285    4.14%    1,987,899      101,707    5.12%
                                       -----------  -------------  ------  -----------  ------------  ------
                                        74,455,989     1,507,920    2.71%   65,698,063    2,671,505    4.07%
                                                    -------------  ------               ------------  ------
Other liabilities                          308,860                             373,538
Stockholders' equity                     5,886,623                           5,584,199
                                       -----------                         -----------
        Total liabilities and
        Stockholders' equity           $80,651,473                         $71,655,800
                                       ===========                         ===========

Net interest spread                                                 4.14%                              4.07%
                                                                   ======                             ======
Net interest income                                 $  2,339,650                        $ 2,782,398
                                                    =============                       ============
Net margin on interest-earning assets                               4.16%                              4.15%
                                                                   ======                             ======

     -------------------------------
     Interest on tax-favored investments and loans are reported without adjustment to provide a fully taxable equivalent basis.

     The Bank's loan portfolio (excluding loans for sale) increased from $63.0 million at December 31, 2001, to $69.4 million at September 30, 2002. The Bank's provision for loan losses was $53,088 for the quarter ended September 30, 2002, and $158,991 for the nine months ended September 30, 2002, compared to $79,814 for the quarter ended September 30, 2001, and $184,202 for the nine months ended September 30, 2001.

     The allowance for loan losses was $862,162 at September 30, 2002, or 1.23% of total loans, compared to $818,237 at June 30, 2002, or 1.22% of total loans, and $750,768 at December 31, 2001, or 1.18% of total loans. The level of the allowance for loan losses represents management's current estimate of future losses in the loan portfolio; however, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional increases in the allowance will not be required.

     Activity  in  the  allowance  for  loan  losses  is  shown  below:

                           ALLOWANCE  FOR  LOAN  LOSSES

                                               September 30,    December 31,
                                                   2002             2001
                                              ---------------  --------------
Balance at beginning of year                  $      750,768   $     645,501

Loan Losses:
  Commercial                                          41,673          19,537
  Real Estate                                          8,000          71,492
  Consumer                                            18,170         104,442
                                              ---------------  --------------
    Total loan losses                                 67,843         195,471
                                              ---------------  --------------

Recoveries on loans previously charged off
  Commercial                                           2,925             200
  Real Estate                                              0          64,550
  Consumer                                            17,321          23,042
                                              ---------------  --------------
    Total loan recoveries                             20,246          87,792
                                              ---------------  --------------

Net loan losses                                       47,597         107,679
Provision for loan losses charged to expense         158,991         212,946
                                              ---------------  --------------
Balance at end of period                      $      862,162   $     750,768
                                              ===============  ==============

Allowance for loan losses to outstanding
  loans at end of period                                1.23%           1.18%

Net charge-offs/(recoveries) to average
  loans - annualized                                    0.07%           0.18%

                    NON-PERFORMING ASSETS AND PAST-DUE LOANS

      Nonaccrual loans and loans past due 90 days or more are as follows:


                                     September 30,   December 31,
                                          2002           2001
                                     --------------  -------------
Nonaccrual
  Commercial                         $      128,750  $     116,106
  Mortgage                                  249,788        213,355
  Installment                                 6,877         23,585
                                     --------------  -------------
                                     $      385,415  $     353,046
                                     ==============  =============

Loans past due ninety days or more,
  still accruing interest            $            0  $     747,907

Total non performing loans           $      385,415  $   1,100,953

Interest not accrued                 $       22,138  $      19,654


     Total operating expenses increased $56,935 to $668,589 for the quarter ended September 30, 2002, from $611,654 for the quarter ended September 30, 2001. The increase was primarily related to the increase in salaries and benefits of $30,861, an increase in occupancy, furniture and equipment of $12,096 and an increase in other operating expenses of $13,978. The increase in salaries and benefits was due to annual salary increases and additional personnel. The increase in occupancy, furniture and equipment was due to expenses related to the opening of the Oxford Branch in November 2001.

     Return on average assets and average equity, on an annualized basis, for the quarter ended September 30, 2002, was .76% and 10.39%, respectively, compared to .60% and 7.81%, respectively, for the same quarter of 2001. Return on average assets and average equity, on an annualized basis, for the nine months ended September 30, 2002, was .67% and 9.28%, respectively, compared to ..56% and 7.68%, respectively, for the same period of 2001. Earnings per share on a fully diluted basis for the quarter and the nine months ended September 30, 2002 were $.27 and $.71, respectively, compared to $.16 and $.48, respectively, for the same periods of 2001.

     The Company's assets ended the third quarter of 2002 at $85.6 million, an increase of $5.8 million, or 7.3%, from $79.8 million at December 31, 2001. This increase can be attributed primarily to the increase in the Bank's loans of $7.3 million offset by a decrease in federal funds sold of $1.4 million. Total borrowings from the Federal Home Loan Bank of Atlanta were approximately $2.2 million at September 30, 2002, of which $1.6 million were match funded on two loans by the Bank.

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

Liquidity  and  Sources  of  Capital
------------------------------------

     The $5.5 million increase in deposits from December 31, 2001, to September 30, 2002, is primarily reflected in the increase in the Bank's loans of $7.3 million. The Company's primary source of liquidity is cash on hand plus short term investments. At September 30, 2002, the Company's liquid assets totaled

$12.3 million, or 14.3% of total assets, compared to $12.8 million, or 16.0% of total assets, at December 31, 2001. Another source of liquidity is the $11.2 million secured line of credit the Company has from the Federal Home Loan Bank of Atlanta, of which $2.2 million is currently used, and the $750,000 unsecured line of credit and the $5 million secured line of credit the Company has from another correspondent bank, of which $1,800,000 is pledged. If additional liquidity is needed, the Bank will sell participations in its loans.

     In January 2001, the Company invested in a bank owned life insurance policy on the life of Jeffrey N. Heflebower, an officer of the Bank. The beneficiaries of the policy include both the Bank and certain heirs of Mr. Heflebower. To fund the policy, the Bank contributed $1,225,000. Since the purchase of the policy, the cash surrender value of the policy has increased approximately
$95,976 and is now approximately $1,320,976. The cash surrender value of the policy is not considered a liquid asset of the Company. The policy also provides supplemental retirement benefits for Mr. Heflebower.

     The capital of the Company and the Bank exceeds all prescribed regulatory capital guidelines at September 30, 2002. At September 30, 2002, the Tier 1 leverage ratio for the Bank was 7.21%. At September 30, 2002, the Bank had a risk-weighted total capital ratio of 9.83%, and a Tier 1 risk-weighted capital ratio of 8.58%. The Company expects that its current capital and short-term investments will satisfy the Company's cash requirements for the foreseeable future. However, no assurance can be given in this regard as rapid growth, deterioration in the loan quality or poor earnings, or a combination of these factors, could change the Company's capital position in a relatively short period of time.

Dividends
---------

     The Board of Directors declared a $0.05 per share cash dividend and a $0.20 per share special one time only dividend to be paid to shareholders of record as of January 31, 2002. The dividend was paid on February 15, 2002. On April 29, 2002, the Board of Directors declared a $0.05 per share cash dividend on the Company's outstanding shares of stock to be paid to shareholders of record as of April 30, 2002. The dividend was paid on May 15, 2002. On July 29, 2002, the Board of Directors declared a $0.05 per share cash dividend on the Company's outstanding shares of stock to be paid to shareholders of record as of July 31, 2002. The dividend was paid on August 15, 2002. On October 28, 2002, the Board of Directors declared a $0.05 per share cash dividend on the Company's outstanding shares of stock to be paid to shareholders of record as of October 31, 2002. The dividend will be paid on November 15, 2002. The declaration and payment of future dividends will depend upon a number of factors, including future earnings, financial condition, cash needs, and general business conditions. If dividends should be declared in the future, the amount of such dividends presently cannot be estimated and it cannot be known whether such dividends would continue for future periods.

Market  Risk
------------

     Net interest income of the Company is one of the most important factors in evaluating the financial performance of the Company. The Company uses interest sensitivity analysis to determine the effect of rate changes. Net interest income is projected over a one-year period to determine the effect of an increase or decrease in the prime rate of 100 basis points. If prime were to decrease 100 basis points, the Company would experience a decrease in net interest income of $98,680 if all assets and liabilities maturing within that period were adjusted for the rate change. If prime were to increase 100 basis points, the Company would experience an increase in net interest income of $93,355 if all assets and liabilities maturing within that period were adjusted for the rate change. The sensitivity analysis does not consider the likelihood of these rate changes nor whether management's reaction to this rate change would be to reprice its loans and deposits.

ITEM 3. CONTROLS AND PROCEDURES.

     Within ninety days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic SEC reports. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

     In addition, the Company reviewed its internal controls, and there have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of the last evaluation.


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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        There were no matters submitted to a vote of security holders during the quarter ended September 30, 2002.

ITEM 5. OTHER INFORMATION.

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a)    Exhibits.

               11.1  Computation of Earnings Per Share.

               99.1 Certification of Principal Executive Officer and Principal Financial Officer

        (b)    Reports  on  Form  8-K.

               There were no reports on Form 8-K filed by the Company during the quarter ended September 30, 2002.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               EASTON  BANCORP,  INC.
                                             -----------------------------------
                                                    (Registrant)



Date:    November 8, 2002                 By: /s/ R. Michael S. Menzies, Sr.
       --------------------                  -----------------------------------
                                                  R. Michael S. Menzies, Sr.
                                                  President



Date:    November  8,  2002               By: /s/  Pamela  A.  Mussenden
       --------------------                  -----------------------------------
                                                   Pamela A. Mussenden
                                                   Assistant Treasurer
                                                   (Principal Financial Officer)

                                  CERTIFICATION

I,  R.  Michael  S.  Menzies,  Sr.,  certify  that:

1. I have reviewed this quarterly report on Form 10-QSB of Easton Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:     November  8,  2002               /s/  R.  Michael S. Menzies, Sr.
          ------------------               -------------------------------------
                                           R. Michael S. Menzies, Sr., President

                                  CERTIFICATION

I,  Pamela  A.  Mussenden,  certify  that:

1. I have reviewed this quarterly report on Form 10-QSB of Easton Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:     November  8,  2002                         /s/  Pamela  A.  Mussenden
          ------------------                         ---------------------------
                                                     Pamela A. Mussenden
                                                     Assistant Treasurer

                                INDEX TO EXHIBITS

Exhibit                                                             Sequential
Number                        Description                          Page Number
------                        -----------                          ------------

11.1          Computation of Earnings Per Share.

99.1          Certification of Principal Executive Officer and Principal
              Financial Officer.