Form 10KSB
period 2002-12-31
EASTON BANCORP INC/MD
filed 2003-03-28
CIK 880209

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                   FORM 10-KSB

(Mark  One)
     X    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    ---   OF 1934

                  For the fiscal year ended:  December 31, 2002
                                             ------------------

          TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ---   ACT OF 1934

               For the transition period from ________ to ________

                         Commission File No.:  33-43317
                                              ---------

                              EASTON BANCORP, INC.
                              --------------------
           (Name of small business issuer as specified in its charter)

                Maryland                                   52-1745344
                --------                               ----------------
    (State or other jurisdiction of                    (I.R.S. Employer
    incorporation  or  organization)                  Identification No.)

     501  Idlewild  Avenue,  Easton,  Maryland         21601
     -----------------------------------------       ---------
     (Address of principal executive offices)        (Zip Code)

         Issuer's telephone number, including area code:  (410) 819-0300
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

State  the  small  business  issuer's  revenues for its most recent fiscal year:
$5,799,493.

The aggregate market value of the Common Stock held by non-affiliates of the small business issuer on March 19, 2003, was $3,339,506. This calculation is based upon an estimation by the Company's Board of Directors of fair market value of the Common Stock of $11.80 per share. There is not an active trading market for the Common Stock and it is not possible to identify precisely the market value of the Common Stock.

On March 19, 2003, 565,833 shares of the small business issuer's Common Stock were issued and outstanding.

Transitional  Small  Business  Disclosure  Format:     YES        NO  X
                                                           ---       ---

                       DOCUMENTS INCORPORATED BY REFERENCE

The Company's Annual Report to Stockholders for the year ended December 31, 2002, is incorporated by reference in this Form 10-KSB in Part II Item 5, Item 6, and Item 7. The Company's Proxy Statement for Annual Meeting of Stockholders to be held on May 21, 2003, is incorporated by reference in this Form 10-KSB in
Part  III  Item  9,  Item  10,  Item  11,  Item  12  and  Item  14.

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

     The Bank was organized as a nonmember state bank under the laws of the State of Maryland. The Bank is engaged in a general commercial banking business with its main office located in its primary service area, Talbot County, Maryland. In February 1999, the Bank opened a loan production office in Denton, Maryland, which is in Caroline County. This office became a full service branch in October 1999. In addition, in November 2001, the Bank opened a full service branch in Oxford, Maryland, which is in Talbot County. The Bank is in the process of opening a second full-service branch in Easton, Maryland. The Bank anticipates opening the branch in April 2003.

     The Company's holding company structure can assist the Bank in maintaining its required capital ratios because the Company may, subject to compliance with debt guidelines implemented by the Board of Governors of the Federal Reserve System (the "Board of Governors" or the "Federal Reserve"), borrow money and contribute the proceeds to the Bank as primary capital. The holding company structure also permits greater flexibility in issuing stock for cash, property or services and in reorganization transactions. Moreover, subject to certain regulatory limitations, a holding company can purchase shares of its own stock, which the Bank may not do without prior regulatory approval. A holding company may also engage in certain non-banking activities which the Board of Governors has deemed to be closely related to banking and proper incidents to the business of a bank holding company. These activities include making or servicing loans and certain types of leases; performing certain data processing services; acting as a fiduciary or investment or financial advisor; acting as a management consultant for other depository institutions; providing courier, appraisal, and consumer financial counseling services; providing tax planning and preparation services; providing check guaranty and collection agency services; engaging in limited real estate investment activities; underwriting, brokering, and selling credit life and disability insurance; engaging in certain other limited insurance activities; providing discount brokerage services; underwriting and dealing in certain government obligations and money market instruments and providing portfolio investment advice; acting as a futures commission merchant with respect to certain financial instrument transactions; providing foreign exchange advisory and transactional services; making investments in certain corporations for projects designed primarily to promote community welfare; and owning and operating certain healthy savings and loan associations. Although the Company has no present intention of engaging in any of these activities, if circumstances should lead the Company's management to believe that there is a need for these services in the Bank's marketing area and that such activities could be profitably conducted, the management of the Company would have the flexibility of commencing these activities upon filing notice thereof with the Board of Governors.

LOCATION  AND  SERVICE  AREA

     The Bank conducts a general commercial banking business in its primary service area, emphasizing the banking needs of individuals and small to medium-sized businesses and professional concerns. The Bank operates from a main office located at 501 Idlewild Avenue in Easton, Maryland, a branch office in the William Hill Manor located on Dutchman's Lane in Easton, a branch office located at 104 Factory Street in Oxford, Maryland, and a branch office on Market Street in Denton, Maryland. The Bank is in the process of opening a branch office at 106 Marlboro Avenue in Easton, Maryland. The Bank anticipates opening the branch in April 2003. See "Facilities" below. The Bank draws most of its customer deposits and conducts most of its lending transactions from within its primary service area, which encompasses Talbot County and Caroline County, Maryland.

     Talbot County is centrally located on the eastern shore of the Chesapeake Bay in eastern Maryland. Easton, the county seat, is approximately 59 miles southeast of Baltimore and 73 miles east of Washington, D.C. The City of Easton and Talbot County have experienced growth in population in recent years. The population of Easton increased from approximately 9,000 in 1990 to approximately 12,000 in 2000, while the population of Talbot County increased from approximately 30,000 to 34,000 during this period.

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

     Caroline County is centrally located on the eastern shore of the Chesapeake Bay in eastern Maryland. Denton, the county seat, is situated approximately 60 miles from Baltimore and 60 miles from Washington, D.C. Caroline County has experienced growth in its population in recent years. The population of Caroline County increased from approximately 24,000 in 1990 to 30,000 in 2000, while the population of Denton remained steady with a population of approximately 3,000 during this period.

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

COMPETITION

     The banking business is highly competitive. The Bank competes as a financial intermediary with other commercial banks, savings and loan associations, credit unions, and money market mutual funds operating in Talbot County, Caroline County and elsewhere. As of December 31, 2002, there were nine commercial banks operating a total of twenty offices in Talbot County, Maryland. Of these institutions, only The Talbot Bank of Easton is locally owned and operated. The Talbot Bank has a main office in Easton and three branches: two located in Easton and one in St. Michaels. St. Michaels Bank, while locally chartered, is controlled by a holding company in Baltimore. It operates a main office and three branches in Talbot County. Allfirst Bank and First Mariner Bank, both with one branch in Talbot County, are both based in Baltimore. Queenstown Bank, with one branch in Talbot County, has its main office in Queenstown, Maryland. Bank of America, based in Charlotte, North Carolina, operates three branches in Talbot County. SunTrust Bank, based in Atlanta, Georgia, operates one branch in Talbot County and First Virginia Bank, based in Richmond, Virginia, operates one branch in Talbot County. One credit union operates in the county; however, it has only nominal deposits. Financial service companies, such as Legg Mason Wood Walker, Inc., Ferris Baker Watts, Inc., Merrill Lynch, A.G. Edwards & Sons, Inc. and H.C. Wainwright, Inc. also operate offices in Talbot County.

     As of December 31, 2002, there were seven commercial banks operating a total of sixteen offices in Caroline County, Maryland. Of these institutions, only Provident State Bank of Preston, Maryland, is locally owned and operated. Provident State Bank has a main office in Preston and three branches located in Caroline County. Centreville National Bank based in Centreville, Maryland has two branches in Caroline County. Peoples Bank of Denton, while locally chartered, is controlled by a holding company in Baltimore. It operates a main office and four branches in Caroline County. Allfirst Bank, based in Baltimore, and Bank of America, based in Charlotte, North Carolina, each operate one branch in Caroline County. First Virginia Bank of Richmond, Virginia, operates two branches in Caroline County.

FACILITIES

     The Bank's main office is located at 501 Idlewild Avenue, Easton, Maryland, on approximately 53,000 square feet of land at the corner of Idlewild Avenue and Caulk Lane. The Bank also operates a branch facility at William Hill Manor located on Dutchman's Lane in Easton with approximately 72 square feet of leased space. This branch is limited to accepting deposits and cashing checks and is open only for limited hours each business day. See Item 12. "Certain Relationships and Related Transactions." The Bank operates an office in Denton, Maryland from leased facilities with approximately 1,733 square feet. In addition, the Bank operates an office in Oxford, Maryland from leased facilities with approximately 900 square feet. The Bank is in the process of opening a branch office at 106 Marlboro Avenue in Easton, Maryland, from leased facilities with approximately 1,400 square feet. The Company will continue to investigate other branching possibilities during 2003.

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

     The Oxford branch office space is leased pursuant to a five year lease dated September 1, 1997, between the Town of Oxford and NationsBank, N.A. The lease was assigned to the Bank as of November 9, 2002. Monthly rent is fixed at $1,400. This lease expires on August 31, 2002. However, the Town of Oxford and the Bank have verbally agreed to renew the lease for an additional five years on the same terms as the existing lease.

     The branch office space for the new office the Bank anticipates opening in Easton in April 2003 is leased pursuant to a five year lease dated November 21, 2002. The lease has one five year renewal option. Rent for years one and two of the initial term is fixed at $21,600 annually (with monthly rental payments of $1,800) and rent for years three, four and five of the initial term is fixed at $22,896 annually (with monthly rental payments of $1,908). Rent increases annually by the CPI Rate (with a base CPI of February 2003) during the renewal period. In addition to the annual base rent, the Bank has agreed to pay the landlord as additional rent the cost to the landlord of the improvements to the leased property, which improvement costs the Bank estimates will be no more than $60,000, plus 15%. The amount of the improvement costs, plus 15%, shall be amortized over a ten-year period with interest at the landlord's cost of borrowing the funds for such improvements. The Bank will make sixty monthly installments as additional rent to the landlord during the initial term. In the event the Bank elects to renew the Lease for an additional five year term, the Bank will pay the balance of the improvement costs owed in sixty monthly installments as additional rent during the renewal term. In the event the Bank elects not to renew the Lease, the Bank will pay the balance of the improvement costs in a single lump sum payment at the end of the initial term.

EMPLOYEES

     As of March 15, 2003, the Bank had 36 full-time employees and 4 part-time employees. The Company's operations are conducted through the Bank. Consequently, the Company does not have any separate employees. None of the employees of the Bank are represented by any collective bargaining unit. The Bank considers its relations with its employees to be good.


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

USA  PATRIOT  ACT  OF  2001

     In October 2001, the USA Patriot Act of 2001 was enacted in response to the terrorist attacks in New York, Pennsylvania and Washington D.C., which occurred on September 11, 2001. The Patriot Act is intended to strengthen U.S. law enforcement's and the intelligence communities' abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

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

     The Federal Reserve Board has recently issued Regulation W, which codifies prior regulations under Sections 23A and 23B of the Federal Reserve Act and interpretative guidance with respect to affiliate transactions. Regulation W incorporates the exemption from the affiliate transaction rules but expands the exemption to cover the purchase of any type of loan or extension of credit from an affiliate. In addition, under Regulation W:

     - a bank and its subsidiaries may not purchase a low-quality asset from an affiliate;
     - covered transactions and other specified transactions between a bank or its subsidiaries and an affiliate must be on terms and conditions that are consistent with safe and sound banking practices; and
     - with some exceptions, each loan or extension of credit by a bank to an affiliate must be secured by collateral with a market value ranging from 100% to 130%, depending on the type of collateral, of the amount of the loan or extension of credit.

     Regulation W generally excludes all non-bank and non-savings association subsidiaries of banks from treatment as affiliates, except to the extent that the Federal Reserve Board decides to treat these subsidiaries as affiliates. Concurrently with the adoption of Regulation W, the Federal Reserve Board has proposed a regulation that would further limit the amount of loans that could be purchased by a bank from an affiliate to not more than 100% of the bank's capital and surplus. Comments on the proposed rule were due by January 13, 2003.

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

     In the first quarter of 2002, the Company paid a cash dividend to stockholders of record as of January 31, 2002 of $0.05 per share plus an additional $0.20 per share as a special one time only dividend. The total dividend paid was $140,079.50. For each of the remaining three quarters in 2002, the Company paid a cash dividend of $0.05 per share to stockholders of record as of April 30, 2002, July 31, 2002, and October 31, 2002. The total dividend paid for each of the second, third and fourth quarters was $28,015.90. The total dividends paid in 2002 were $224,127.20. In the first quarter of 2003, the Company paid a cash dividend of $0.05 per share to stockholders of records as of January 31, 2003. The total dividend paid was $28,291.65.

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

     FDICIA established a new capital-based regulatory scheme designed to promote early intervention for troubled banks and requires the FDIC to choose the least expensive resolution of bank failures. The new capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." To qualify as a "well capitalized" institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. To qualify as an "adequately capitalized" institution, a bank must have a leverage ratio of no less than 4%, a Tier 1 risk-based ratio of no less than 4%, and a total risk-based capital ratio of no less than 8%. As of December 31, 2002, the Company and the Bank were qualified as "adequately capitalized" because their total risk-based capital ratios were 9.7% and 9.6%, respectively. The leverage ratios and the Tier 1 risk-based ratios for the Company and the Bank were above the threshold for "well capitalized" institutions. Currently, there are outstanding warrants to purchase up to 202,285 shares of common stock in the Company. These warrants expire June 30, 2003. Although there is no guarantee, the Company and the Bank expect that a significant number of these warrants will be exercised, which would have the effect of re-establishing the Company and the Bank in a "well capitalized" position. See "Item 6. Management's Discussion and Analysis or Plan of Operation -- Capital."

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

     Both the Company and the Bank exceeded their respective regulatory capital requirements at December 31, 2002. See "Management's Discussion and Analysis or Plan of Operation -- Capital."

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

ITEM  2.  DESCRIPTION  OF  PROPERTY
-----------------------------------

     The Bank's main office is located at 501 Idlewild Avenue, Easton, Maryland on approximately 53,000 square feet of land at the corner of Idlewild Avenue and Caulk Lane. The Bank also operates branch facilities at William Hill Manor located on Dutchman's Lane in Easton, on Market Street in Denton, and on Factory Street in Oxford, with approximately 72, 1,733 and 900 square feet of leased space, respectively. The Bank is in the process of opening a branch office at 106 Marlboro Avenue in Easton, Maryland, from leased facilities with approximately 1,400 square feet. The William Hill Manor branch is limited to accepting deposits and cashing checks and is open only for limited hours each business day. See Item 12. "Certain Relationships and Related Transactions."

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

     The Oxford branch office space is leased pursuant to a five year lease dated September 1, 1997, between the Town of Oxford and NationsBank, N.A. The lease was assigned to the Bank as of November 9, 2002. Monthly rent is fixed at $1,400. This lease expires on August 31, 2003. However, the Town of Oxford and the Bank have verbally agreed to renew the lease for an additional five years on the same terms as the existing lease.

     The branch office space for the new office the Bank anticipates opening in Easton in April 2003 is leased pursuant to a five year lease dated November 21, 2002. The lease has one five year renewal option. Rent for years one and two of the initial term is fixed at $21,600 annually (with monthly rental payments of $1,800) and rent for years three, four and five of the initial term is fixed at $22,896 annually (with monthly rental payments of $1,908). Rent increases annually by the CPI Rate (with a base CPI of February 2003) during the renewal period. In addition to the annual base rent, the Bank has agreed to pay the landlord as additional rent the cost to the landlord of the improvements to the leased property, which improvement costs the Bank estimates will be no more than $60,000, plus 15%. The amount of the improvement costs, plus 15%, shall be amortized over a ten-year period with interest at the landlord's cost of borrowing the funds for such improvements. The Bank will make sixty monthly installments as additional rent to the landlord during the initial term. In the event the Bank elects to renew the Lease for an additional five year term, the Bank will pay the balance of the improvement costs owed in sixty monthly installments as additional rent during the renewal term. In the event the Bank elects not to renew the Lease, the Bank will pay the balance of the improvement costs in a single lump sum payment at the end of the initial term.

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




ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
---------------------------------------------------------------------

     There were no matters submitted to a vote of the stockholders of the Company during the fourth quarter of 2002.


                                     PART II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS
-------------------------------------------------------------------------

     In response to this Item, the information included on pages 16 through 17 of the Company's Annual Report to Stockholders for the year ended December 31, 2002, is incorporated herein by reference.

ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION
--------------------------------------------------------------------------

     In response to this Item, the information included on pages 3 through 16 of the Company's Annual Report to Stockholders for the year ended December 31, 2002, is incorporated herein by reference.

ITEM  7.  FINANCIAL  STATEMENTS
-------------------------------

     In response to this Item, the information included on pages 18 through 40 of the Company's Annual Report to Stockholders for the year ended December 31, 2002, is incorporated herein by reference.

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
--------------------------------------------------------------------------------
EXCHANGE  ACT
-------------

     In response to this Item, the information included on pages 2 through 7 and pages 9 through 10 of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 21, 2003, is incorporated herein by reference.

ITEM  10.  EXECUTIVE  COMPENSATION
----------------------------------

     In response to this Item, the information included on pages 7 through 9 of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 21, 2003, is incorporated herein by reference.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
--------------------------------------------------------------------------------
RELATED  STOCKHOLDER  MATTERS
-----------------------------

     In response to this Item, the information included on pages 9 through 12 of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 21, 2003, is incorporated herein by reference.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
-------------------------------------------------------------

     In response to this Item, the information included on page 12 of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 21, 2003, is incorporated herein by reference.


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

     10.5 Lease  dated  November  21, 2002, between the Bank and Marlboro Plaza,
          Inc.

     11   Computation  of  Earnings  Per  Share.

     13   Annual  Report  to  Stockholders for the year ended December 31, 2002.

     21   Subsidiaries  of  the  Company.

     99.1 Certification of Principal Executive Officer and Principal Financial Officer.

(b)  Reports  on  Form  8-K
     ----------------------

     No reports on Form 8-K were filed by the Company during the fourth quarter of the year ended December 31, 2002.

ITEM  14.  CONTROLS  AND  PROCEDURES
------------------------------------

     In response to this Item, the information included on pages 13 through 14 of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 21, 2003, is incorporated herein by reference.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 EASTON  BANCORP,  INC.
                                 ----------------------
                                 (Registrant)

Date:   March 21, 2003           By:  /s/ R. Michael S. Menzies, Sr.
     --------------------             ------------------------------------------
                                      R.  Michael  S.  Menzies,  Sr.
                                      President
                                      (Principal  Executive  Officer)



Date:   March 21, 2003           By:  /s/  Pamela  A.  Mussenden
     -------------------              ------------------------------------------
                                      Pamela  A.  Mussenden
                                      Assistant  Treasurer
                                      (Principal Financial Officer and Principal
                                      Accounting  Officer)

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                              Title                      Date
---------                              ------                     ----

 /s/ Jack H. Bishop             Director                          March 21, 2003
-------------------------------
Jack H. Bishop

 /s/ J. Parker Callahan, Jr.    Director                          March 21, 2003
-------------------------------
J. Parker Callahan, Jr.

 /s/ Charles T. Capute          Director                          March 21, 2003
-------------------------------
Charles T. Capute

 /s/ Stephen W. Chitty          Director                          March 21, 2003
-------------------------------
Stephen W. Chitty

 /s/ J. Fredrick Heaton         Director                          March 21, 2003
-------------------------------
J. Fredrick Heaton

 /s/ Thomas E. Hill             Director                          March 21, 2003
-------------------------------
Thomas E. Hill

 /s/ William C. Hill            Director                          March 21, 2003
-------------------------------
William C. Hill

 /s/ W. David Hill              Director; Chairman of the Board;  March 21, 2003
------------------------------- Chief Executive Officer
W. David Hill

Signature                              Title                      Date
---------                              -----                      ----

 /s/ William R. Houck           Director                          March 21, 2003
-------------------------------
William R. Houck

                                Director
-------------------------------
David F. Lesperance

 /s/ Vinodrai Mehta             Director                          March 21, 2003
-------------------------------
Vinodrai Mehta

 /s/ R. Michael S. Menzies, Sr. Director; President               March 21, 2003
-------------------------------
R. Michael S. Menzies, Sr.

 /s/ Roger A. Orsini            Director                          March 21, 2003
-------------------------------
Roger A. Orsini

 /s/ Mahmood S. Shariff         Director                          March 21, 2003
-------------------------------
Mahmood S. Shariff

                                Director
-------------------------------
James B. Spear, Sr.

 /s/ Myron J. Szczukowski, Jr.  Director                          March 21, 2003
-------------------------------
Myron J. Szczukowski, Jr.

 /s/ Sheila A. Wainwright       Director; Secretary               March 21, 2003
-------------------------------
Sheila A. Wainwright

 /s/ Jerry L. Wilcoxon          Director                          March 21, 2003
-------------------------------
Jerry L. Wilcoxon

                                  CERTIFICATION

I, R. Michael S. Menzies, Sr., certify that:

1.   I  have reviewed this annual report on Form 10-KSB of Easton Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   March 21, 2003                     /s/ R. Michael S. Menzies, Sr.
     -------------------                   -------------------------------------
                                           R. Michael S. Menzies, Sr., President
                                           (Principal  Executive  Officer)

                                  CERTIFICATION

I, Pamela A. Mussenden, certify that:

1.   I  have reviewed this annual report on Form 10-KSB of Easton Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   March 21, 2003                     /s/  Pamela A. Mussenden
     -------------------                   -------------------------------------
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

10.5 Lease dated November 21, 2002, between the Bank and Marlboro Plaza, Inc.

11        Computation  of  Earnings  Per  Share.

13        Annual  Report  to Stockholders for the year ended
          December  31,  2002.

21        Subsidiaries  of  the  Company.

99.1      Certification  of  Principal Executive Officer and
          Principal  Financial  Officer.