Form 10QSB
period 2003-03-31
EASTON BANCORP INC/MD
filed 2003-05-12
CIK 880209

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

(Mark  One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT  OF  1934
     For  the  quarterly  period  ended:  March  31,  2003
                                         -----------------

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

     On May 2, 2003, 584,319 shares of the issuer's common stock, par value $.10 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (check one):    Yes       No  X
                                                                  ---      ---

                                     PART I
                              FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS.

                       EASTON BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                        March 31,   December 31,
                                                          2003          2002
                                                       -----------  -------------
                                     ASSETS
Cash and due from banks                                $ 3,102,927  $   2,361,869
Federal funds sold                                       4,575,261      1,233,376
Investment in Federal Home Loan Bank stock                 431,500        431,500
Investment securities available for sale                 5,384,230      5,040,366
Loans held for sale                                      4,012,243      4,193,610
Loans, less allowance for credit losses of
  $996,874 and $924,859 respectively                    74,644,310     71,465,781
Premises and equipment, net                              1,628,717      1,569,357
Accrued interest receivable                                371,534        420,941
Bank Owned Life Insurance Policy                         1,356,764      1,335,376
Other assets                                               124,066        131,416

Other Real Estate Owned                                    223,377            -0-
Deferred income taxes                                      181,468        157,129
                                                       -----------  -------------
           Total assets                                $96,036,397  $  88,340,721
                                                       ===========  =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
  Noninterest-bearing                                  $ 9,307,066  $   7,804,457
  Interest-bearing                                      74,365,033     66,339,109
                                                       -----------  -------------
           Total deposits                               83,672,099     74,143,566
Accrued interest payable                                   132,236        110,480
Securities sold under agreements to repurchase                 -0-         60,964
Note payable                                             5,688,317      7,510,135
Other liabilities                                          216,987        280,963
                                                       -----------  -------------
           Total liabilities                            89,709,639     82,106,108
                                                       -----------  -------------

Stockholders' equity
  Common stock, par value $.10 per share;
    authorized 5,000,000 shares; 565,833
    shares issued and outstanding                           56,583         56,583
  Additional paid-in-capital                             5,282,086      5,282,086
  Retained earnings                                        929,878        821,778
                                                       -----------  -------------
                                                         6,268,547      6,160,447
  Accumulated other comprehensive income                    58,211         74,166
                                                       -----------  -------------
           Total stockholders' equity                    6,326,758      6,234,613
                                                       -----------  -------------
           Total liabilities and stockholders' equity  $96,036,397  $  88,340,721
                                                       ===========  =============

                       EASTON BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                              Three Months Ended
                                                  March 31,
                                              ------------------
                                               2003        2002
                                            ----------  ----------
Interest revenue
 Loans, including fees                      $1,246,788  $1,171,062
 Investment securities                          48,833      72,147
 Federal funds sold                              7,432       8,141
                                            ----------  ----------
     Total interest revenue                  1,303,053   1,251,350

Interest expense                               484,031     526,643
                                            ----------  ----------

     Net interest income                       819,022     724,707

Provision for loan losses                       58,255      52,815
                                            ----------  ----------

     Net interest income after
       provision for loan losses               760,767     671,892
                                            ----------  ----------

Other operating revenue                        202,133     123,545
                                            ----------  ----------

Other expenses
 Salaries and benefits                         450,471     361,521
 Occupancy                                      39,496      36,735
 Furniture and equipment                        32,458      37,173
 Other operating                               218,083     177,515
                                            ----------  ----------
     Total operating expenses                  740,508     612,944
                                            ----------  ----------

Net income before income taxes                 222,392     182,493

Income taxes                                    86,000      70,000
                                            ----------  ----------

Net income                                  $  136,392  $  112,493
                                            ==========  ==========


Earnings per common share - basic           $     0.24  $     0.20
                                            ==========  ==========

Earnings per common share - diluted         $     0.23  $     0.20
                                            ==========  ==========

                       EASTON BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                       Three Months Ended
                                                           March 31,
                                                      -------------------
                                                      2003           2002
                                                      ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Interest received                               $ 1,372,140   $ 1,263,201
  Other revenue received                              233,415       123,545
  Cash paid for operating expenses                   (689,970)     (510,166)
  Interest paid                                      (483,663)     (499,918)
  Loans originated for sale                        (6,993,093)   (3,106,292)
  Proceeds from loan sales                          7,174,360     2,276,795
  Taxes Paid                                         (211,352)       (8,561)
                                                  ------------  ------------
                                                      401,837      (461,396)
                                                  ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Cash paid for premises and equipment                (89,088)      (15,623)
  Net loans to customers                           (3,464,243)     (332,975)
  Investment securities purchased                  (1,352,101)     (104,877)
  Proceeds from sales/maturities of investments       970,760       722,297
  Cash Paid for Software                               (1,680)      (14,490)
                                                  ------------  ------------
                                                   (3,936,352)      254,332
                                                  ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in time deposits                       117,868     4,450,879
  Net increase (decrease) in other deposits         9,410,665    (4,936,417)
  Net increase (decrease) in securities sold
    under agreements to repurchase                    (60,964)        4,856
  Other Borrowings                                 (1,821,819)       (1,885)
  Dividends Paid                                      (28,292)     (140,080)
                                                  ------------  ------------
                                                    7,617,458      (622,647)
                                                  ------------  ------------

NET INCREASE (DECREASE) IN CASH                     4,082,943      (829,711)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD    3,595,245     6,246,506
                                                  ------------  ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD        $ 7,678,188   $ 5,416,795
                                                  ============  ============

                       EASTON BANCORP, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                  (Unaudited)


RECONCILIATION OF NET INCOME TO NET CASH
  PROVIDED (USED) IN OPERATING ACTIVITIES
Net income                                                   $ 136,392   $ 112,493
  Adjustments to reconcile net income to net cash
   Provided (used) in operating activities:
     Depreciation and amortization                              33,364      36,005
     Provision for loan losses                                  58,255      52,815
     Loan sales net proceeds                                   181,267    (829,497)
     (Increase) in cash surrender value of insurance           (21,388)    (10,305)
     Securities amortization/accretion, net                     13,304      10,386
     Deferred Income Taxes                                     (16,121)        -0-
     Accrued Income Taxes net of prepaid taxes                (109,231)     61,439
     Decrease (Increase) in accrued interest receivable
       and other assets                                         56,994     (17,470)
     Increase in operating accounts payable
       and other liabilities                                    64,819     123,475
     Increase (Decrease) in deferred loan origination fees       4,182        (737)
                                                             ----------  ----------
                                                             $ 401,837   $(461,396)
                                                             ==========  ==========

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS:

1.   Basis  of  Presentation
     -----------------------

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto for the Company's fiscal year ended December 31, 2002, included in the Company's Form 10-KSB for the year ended December 31, 2002.

2.   Cash Flows
     -----------

     For purposes of reporting cash flows, cash and cash equivalents include cash on hand, unrestricted amounts due from banks, overnight investments in repurchase agreements, and federal funds sold.


3.   Comprehensive  Income
     ---------------------

     Comprehensive income consists of:

                                              Three Months Ended
                                                  March 31,
                                                --------------------------------
                                                        2003            2002
                                                        ----            ----
              Net Income                              $136,392        $112,493
              Unrealized gain (loss) on
                 investment securities available
                 for sale net of income taxes         (15,955)        (22,515)
                                                      --------        --------
              Comprehensive Income                    $120,437        $ 89,978
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Easton Bancorp, Inc. (the "Company") was incorporated in Maryland on July 19, 1991, to become a one-bank holding company by acquiring all of the capital stock of Easton Bank & Trust Company (the "Bank") upon its formation. The Bank commenced business on July 1, 1993, and the only activity of the Company since then has been the ownership and operation of the Bank. The Bank was organized as a nonmember state bank under the laws of the State of Maryland. The Bank is engaged in a general commercial banking business, emphasizing in its marketing the Bank's local management and ownership, from its main office location in its primary service area, Talbot County, Maryland. During 1999, the Bank opened a full-service branch office in Denton, Maryland, which is in Caroline County. In addition, during 2001, the Bank opened a full service branch office in Oxford, Maryland, which is in Talbot County. In April 2003, the Bank opened a second full-service branch in Easton, Maryland. The Bank offers a full range of deposit services that are typically available in most banks and savings and loan associations, including checking accounts, NOW accounts, savings accounts and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. In addition, the Bank offers certain retirement account services, such as Individual Retirement Accounts. The Bank offers a full range of short-to-medium-term commercial and personal loans. The Bank also originates and holds or sells into the secondary market fixed and variable rate mortgage loans and real estate construction and acquisition loans. Other bank services include cash management services, safe deposit boxes, traveler's checks, debit cards, direct deposit of payroll and social security checks, and automatic drafts for various accounts. The Bank also offers for sale non-deposit products such as mutual funds, variable and fixed annuities and long term care.

     The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Company's financial statements and related notes and other statistical information included elsewhere herein.

Results  of  Operations
-----------------------

     Net income for the Company for the three months ended March 31, 2003, was $136,392, compared to $112,493 during the corresponding period of 2002. Net interest income increased $94,315 and other operating income increased $78,588; however, these increases were offset by increases of $5,440 in provision for loan losses, $127,564 in total operating expenses and $16,000 in income taxes. The increase in net interest income is primarily due to declining interest rates on deposits, which resulted in a decrease in interest expense of $42,612 offset by an increase in interest earned of $51,703 due primarily to loan growth. The increase in total operating expenses is primarily attributed to an increase in salaries and benefits of $88,950 and an increase in other operating expenses of $40,568.

     The following table depicts interest income on earning assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the three months ended March 31, 2003, and the year ended December 31, 2002:

                                                    CONSOLIDATED                  CONSOLIDATED
                                                    ------------                  ------------
                                          AVERAGE BALANCES, INTEREST,      AVERAGE BALANCES, INTEREST,
                                                    AND YIELDS                      AND YIELDS
                                           For the Three Months Ended           For the Year Ended
                                                  March 31, 2003                December 31, 2002
                                                 ---------------                -----------------
                                         Average                           Average
                                         Balance     Interest    Yield     Balance     Interest    Yield
                                       -----------  -----------  ------  -----------  -----------  ------
ASSETS
Federal funds sold                     $ 2,553,493  $    7,602    1.19%  $ 3,133,360  $   51,816    1.65%
Interest-bearing deposits                      -0-         -0-     -0-           -0-         -0-     -0-
Investment securities:
   State municipal bonds                   208,261       3,223    6.19%       99,684       6,181    6.20%
   U.S. government agency                4,344,280      43,216    3.98%    5,255,854     241,177    4.59%
   Other                                   431,500       5,020    4.72%      431,500      24,024    5.57%
                                       -----------  -----------  ------  -----------  -----------  ------
      Total investment securities        4,984,041      51,459    4.13%    5,787,038     271,382    4.69%
                                       -----------  -----------  ------  -----------  -----------  ------
Loans:
   Demand and time                      18,539,035     269,399    5.89%   16,758,375   1,067,587    6.37%
   Mortgage                             54,832,759     900,252    6.66%   48,093,350   3,468,875    7.21%
   Installment                           3,678,162      79,108    8.72%    3,717,123     340,985    9.17%
                                       -----------  -----------  ------  -----------  -----------  ------
      Total loans                       77,049,956   1,248,759    6.57%   68,568,848   4,877,447    7.11%
Allowance for loan losses                  949,949                           830,372
                                       -----------                       -----------
      Total loans, net of allowance     76,100,007   1,248,759    6.65%   67,738,476   4,877,447    7.20%
                                       -----------  -----------  ------  -----------  -----------  ------
Total interest-earning assets           83,637,541   1,307,820    6.34%   76,658,874   5,200,645    6.78%
                                       -----------  -----------  ------  -----------  -----------  ------
Noninterest-bearing cash                 2,667,011                         2,093,216
Bank premises and equipment              1,641,817                         1,594,570
Other assets                             1,875,231                         1,870,535
                                       -----------                       -----------
        Total assets                   $89,821,600                       $82,217,195
                                       ===========                       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits
  Savings and NOW deposits             $17,313,700  $   26,897    0.63%  $15,225,692  $  167,992    1.10%
  Money market deposits                  8,520,860      25,694    1.22%    7,054,689      95,885    1.36%
  Other time deposits                   42,852,584     375,122    3.55%   42,768,276   1,609,468    3.76%
                                       -----------  -----------  ------  -----------  -----------  ------
    Total interest-bearing deposits     68,687,143     427,713    2.53%   65,048,657   1,873,345    2.88%
Noninterest-bearing deposits             8,247,373         -0-     -0-     7,981,612         -0-     -0-
                                       -----------  -----------  ------  -----------  -----------  ------
    Total deposits                      76,934,516     427,713    2.25%   73,030,269   1,873,345    2.57%
Borrowed funds                           6,166,236      56,318    3.65%    2,958,155     123,125    4.16%
                                       -----------  -----------  ------  -----------  -----------  ------
                                        83,100,752     484,031    2.36%   75,988,424   1,996,470    2.63%
                                                    -----------  ------               -----------  ------
Other liabilities                          467,905                           305,658
Stockholders' equity                     6,252,943                         5,923,113
                                       -----------                       -----------
        Total liabilities and
        Stockholders' equity           $89,821,600                       $82,217,195
                                       ===========                       ===========

Net interest spread                                               3.98%                             4.15%
                                                                 ======                            ======
Net interest income                                 $  823,789                        $3,204,175
                                                    ===========                       ===========
Net margin on interest-earning assets                             3.99%                             4.18%
                                                                  =====                             =====

    ---------------------------------------------
     Interest on tax-favored investments and loans are reported with adjustment to provide a fully taxable equivalent basis.

     The Bank's loan portfolio (excluding loans held for sale) increased from $71.5 million at December 31, 2002, to $74.6 million at March 31, 2003. The Bank's provision for loan losses was $58,255 for the quarter ended March 31, 2003, compared to $52,815 for the quarter ended March 31, 2002. The allowance for loan losses was $996,874 at March 31, 2003, or 1.32% of total loans (excluding loans held for sale), compared to $924,859 at December 31, 2002, or 1.28%. The level of the allowance for loan losses represents management's current estimate of future losses in the loan portfolio; however, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional increases in the allowance will not be required.

     Activity in the allowance for loan losses is shown below:

                            ALLOWANCE FOR LOAN LOSSES

                                                March 31,    December 31,
                                                  2003           2002
                                               -----------  --------------
Balance at beginning of year                   $  924,859   $     750,768

Loan Losses:
      Commercial                                      -0-         125,187
      Real Estate                                     -0-           8,000
      Consumer                                      5,192          19,050
                                               -----------  --------------
          Total loan losses                         5,192         152,237
                                               -----------  --------------

Recoveries on loans previously charged off
      Commercial                                   12,785           3,975
      Real Estate                                     -0-             -0-
      Consumer                                      6,167          31,920
                                               -----------  --------------
          Total loan recoveries                    18,952          35,895
                                               -----------  --------------

Net loan losses                                   (13,760)        116,342
Provision for loan losses charged to expense       58,255         290,433
                                               -----------  --------------
Balance at end of period                       $  996,874   $     924,859
                                               ===========  ==============

Allowance for loan losses to outstanding
     loans at end of period (excluding loans         1.32%           1.28%
     held for sale)

Net charge-offs/(recoveries) to average
     loans - annualized                            (0.02%)           0.17%

                    NON-PERFORMING ASSETS AND PAST-DUE LOANS

     Nonaccrual loans and loans past due 90 days or more are as follows:

                                     March 31,   December 31,
                                        2003         2002
                                     ----------  -------------
Nonaccrual
   Commercial                        $  153,324  $      33,073
   Mortgage                             213,904        482,822
   Installment                            4,818          8,215
                                     ----------  -------------
                                     $  372,046  $     524,110
                                     ==========  =============

Loans past due ninety days or more,
  still accruing interest            $   14,019  $       1,000

Total non performing loans           $  386,065  $     525,110

Interest not accrued                 $    2,625  $      14,750

     Noninterest expense increased $127,564 to $740,508 for the quarter ended March 31, 2003, from $612,944 for the quarter ended March 31, 2002. The increase was primarily related to the increases in salaries and benefits of $88,950 and an increase in other operating expenses of $40,568. The increase in salaries and benefits was due to annual salary increases, an increase in mortgage origination fee income earned, two new part-time employees and four new full-time employees.

     Return on average assets and average equity, on an annualized basis, for the quarter ended March 31, 2003, was .62% and 8.85%, respectively, compared to ..60% and 8.17%, respectively, for the same quarter of 2002. Earnings per share on a fully diluted basis for the quarters ended March 31, 2003, and March 31, 2002, amounted to $.23 and $.20, respectively.

     The Company's assets ended the first quarter of 2003 at $96 million, an increase of $7.7 million, or 8.7%, from $88.3 million at December 31, 2002. This increase can be attributed primarily to increases in federal funds sold and investment securities of $3.3 million and $344,000, respectively, and an increase of $3.2 million in the Bank's loans. Total borrowings from the Federal Home Loan Bank of Atlanta were approximately $5.7 million at March 31, 2003, all of which were match funded on loans made by the Bank to Bank customers.

     Management expects that its 2003 income will exceed expenses. Although management expects that the Company's current profitably will continue, future events, such as an unanticipated deterioration in the loan portfolio, could reverse this trend. Management's expectations are based on management's best judgment and actual results will depend on a number of factors that cannot be predicted with certainty and thus fulfillment of management's expectations cannot be assured.

Liquidity  and  Sources  of  Capital
------------------------------------

     The $9.5 million increase in deposits from December 31, 2002, to March 31, 2003, is primarily reflected in the increases in federal funds sold and investment securities available for sale of $3.3 million and $344,000, respectively, and an increase in the Bank's loans of $3.2 million. These increases were offset by a decrease in borrowings from the Federal Home Loan Bank of Atlanta of $1.8 million. The Company's primary source of liquidity is cash on hand plus short-term investments. At March 31, 2003, the Company's liquid assets totaled $17.1 million, or 17.78% of total assets, compared to

$12.8 million, or 14.52% of total assets, at December 31, 2002. Another source of liquidity is the $12.4 million secured line of credit the Company has from the Federal Home Loan Bank of Atlanta, of which $5.7 million is used, and the $500,000 unsecured line of credit and the $5 million secured line of credit the Company has from another correspondent bank, of which $1.8 million is pledged. If additional liquidity is needed, the Bank will sell participations in its loans.

     In January 2001, the Company invested in a bank owned life insurance policy on the life of Jeffrey N. Heflebower, an officer of the Bank. The beneficiaries of the policy include both the Bank and certain heirs of Mr. Heflebower. To fund the policy, the Bank contributed $1,225,000. The cash surrender value of the policy, which was $1,356,764 as of March 31, 2003, is not considered a liquid asset of the Company. The policy also provides supplemental retirement benefits for Mr. Heflebower.

     The capital of the Company and the Bank exceeded all prescribed regulatory capital guidelines at March 31, 2003. At March 31, 2003, the Tier 1 leverage ratio for the Bank was 6.89%. At March 31, 2003, the Bank had a risk-weighted total capital ratio of 9.37%, and a Tier 1 risk-weighted capital ratio of 8.11%. The Company expects that its current capital and short-term investments will satisfy the Company's cash requirements for the foreseeable future. However, no assurance can be given in this regard as rapid growth, deterioration in the loan quality or poor earnings, or a combination of these factors, could change the Company's capital position in a relatively short period of time.

Dividends
---------

     The Board of Directors declared a $0.05 per share cash dividend to be paid to shareholders of record on January 31, 2003. The dividend was paid on February 15, 2003. On April 28, 2003, the Board of Directors declared a $0.05 per share cash dividend to be paid to shareholders of record on April 30, 2003. The dividend will be paid on May 15, 2003. The declaration and payment of future dividends will depend upon a number of factors, including future earnings, financial condition, cash needs, and general business conditions. If dividends should be declared in the future, the amount of such dividends presently cannot be estimated and it cannot be known whether such dividends would continue for future periods.

Market  Risk
------------

     Net interest income of the Company is one of the most important factors in evaluating the financial performance of the Company. The Company uses interest sensitivity analysis to determine the effect of rate changes. Net interest income is projected over a one-year period to determine the effect of an increase or decrease in the prime rate of 100 basis points. If prime were to decrease 100 basis points, the Company would experience a decrease in net interest income of $185,272 if all assets and liabilities maturing within that period were adjusted for the rate change. The sensitivity analysis does not consider the likelihood of these rate changes nor whether management's reaction to this rate change would be to reprice its loans and deposits.

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

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     There were no matters submitted to security holders for a vote during the quarter ended March 31, 2003.

ITEM  5.  OTHER  INFORMATION.

     None.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

     (a)  Exhibits.

          11.1  Computation of Earnings Per Share.

          99.1 Certification of Principal Executive Officer and Principal Financial Officer.

     (b)  Reports on Form 8-K.

          There were no reports on Form 8-K filed by the Company during the quarter ended March 31, 2003.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 EASTON  BANCORP,  INC.
                                         ---------------------------------------
                                                     (Registrant)



Date:    May 7, 2003                      By:  /s/ R. Michael S. Menzies
       ---------------                        ----------------------------------
                                                   R. Michael S. Menzies
                                                   President



Date:    May 7, 2003                      By:  /s/ Pamela A. Mussenden
       ---------------                        ----------------------------------
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

Date:    May 7, 2003                   /s/ R. Michael S. Menzies, Sr.
       ---------------                 -----------------------------------------
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

Date:    May 7, 2003                         /s/ Pamela A. Mussenden
         -----------                         -----------------------------------
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