Form 10QSB
period 2003-06-30
EASTON BANCORP INC/MD
filed 2003-08-14
CIK 880209

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB
(Mark  One)

 X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
---    OF  1934
       For  the  quarterly  period  ended:  June  30,  2003
                                            ---------------


       TRANSITION  REPORT  UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---    ACT  OF  1934
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

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the issuer filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes       No
   ---      ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     On August 5, 2003, 764,507 shares of the issuer's common stock, par value $.10 per share, were issued and outstanding.

     Transitional  Small Business Disclosure Format (check one): Yes      No  X
                                                                    ---      ---

                                     PART I
                              FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS.

                       EASTON BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                        June 30,    December 31,
                                                          2003         2002
                                                      ------------  -----------
                                  ASSETS
Cash and due from banks                               $  3,302,294  $ 2,361,869
Federal funds sold                                       1,204,761    1,233,376
Investment in Federal Home Loan Bank stock                 483,500      431,500
Investment securities available-for-sale                 4,666,248    5,040,366
Loans held for sale                                      6,052,328    4,193,610
Loans, less allowance for credit losses of
  $1,069,489 and $924,859, respectively                 80,502,620   71,465,781
Premises and equipment, net                              1,860,225    1,569,357
Accrued interest receivable                                428,783      420,941
Bank Owned Life Insurance Policy                         1,372,071    1,335,376
Other assets                                               113,808      131,416
Deferred and prepaid income taxes                          175,130      157,129
                                                      ------------  -----------
        Total assets                                  $100,161,768  $88,340,721
                                                      ============  ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
  Noninterest-bearing                                 $ 11,549,182  $ 7,804,457
  Interest-bearing                                      70,144,020   66,339,109
                                                      ------------  -----------
        Total deposits                                  81,693,202   74,143,566
Accrued interest payable                                   111,436      110,480
Securities sold under agreements to repurchase                 -0-       60,964
Note payable                                             9,666,436    7,510,135
Other liabilities                                          261,202      280,963
                                                      ------------  -----------
        Total liabilities                               91,732,276   82,106,108
                                                      ------------  -----------

Stockholders' equity
  Common stock, par value $.10 per share;
    Authorized 5,000,000 shares, 764,507 and 565,833
    shares, respectively, issued and outstanding            76,451       56,583
  Additional paid-in-capital                             7,248,958    5,282,086
  Retained earnings                                      1,044,206      821,778
                                                      ------------  -----------
                                                         8,369,615    6,160,447
  Accumulated other comprehensive income                    59,877       74,166
                                                      ------------  -----------
        Total stockholders' equity                       8,429,492    6,234,613
                                                      ------------  -----------

  Total liabilities and stockholders' equity          $100,161,768  $88,340,721
                                                      ============  ===========

See  accompanying  Notes  to  Consolidated  Financial  Statements.

                      EASTON BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                       Three Months Ended       Six Months Ended
                                            June 30,                 June 30
                                     ----------------------  ----------------------
                                        2003        2002        2003        2002
                                     ----------  ----------  ----------  ----------
Interest revenue
  Loans, including fees              $1,355,173  $1,194,376  $2,601,961  $2,365,438
  Investment securities                  45,419      67,770      94,252     139,917
  Due from banks                            -0-         -0-         -0-         -0-
  Federal funds sold                      4,376      20,659      11,808      28,800
                                     ----------  ----------  ----------  ----------
    Total interest revenue            1,404,968   1,282,805   2,708,021   2,534,155

Interest expense                        490,574     502,788     974,605   1,029,431
                                     ----------  ----------  ----------  ----------

    Net interest income                 914,394     780,017   1,733,416   1,504,724

Provision for loan losses                58,815      53,088     117,070     105,903
                                     ----------  ----------  ----------  ----------

    Net interest income after
      provision for loan losses         855,579     726,929   1,616,346   1,398,821
                                     ----------  ----------  ----------  ----------

Other operating revenue                 220,603     164,874     422,736     288,419
                                     ----------  ----------  ----------  ----------

Other expenses
  Salaries and benefits                 493,806     370,869     944,277     732,390
  Occupancy                              57,921      37,342      97,417      74,077
  Furniture and equipment                40,650      35,304      73,108      72,477
  Other operating                       258,261     225,790     476,344     403,305
                                     ----------  ----------  ----------  ----------
    Total operating expenses            850,638     669,305   1,591,146   1,282,249
                                     ----------  ----------  ----------  ----------

Income before income taxes              252,544     222,498     447,936     404,991

Income taxes                             82,000      84,200     168,000     154,200
                                     ----------  ----------  ----------  ----------

Net income                           $  143,544  $  138,298  $  279,936  $  250,791
                                     ==========  ==========  ==========  ==========

Earnings per common share - basic    $     0.23  $     0.25  $     0.47  $     0.45
                                     ==========  ==========  ==========  ==========

Earnings per common share - diluted  $     0.21  $     0.24  $     0.44  $     0.44
                                     ==========  ==========  ==========  ==========

See  accompanying  Notes  to  Consolidated  Financial  Statements.

                      EASTON BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                         Six Months Ended
                                                             June 30,
                                                    ---------------------------
                                                        2003           2002
                                                    -------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Interest received                                 $  2,730,154   $ 2,583,854
  Fees, commissions and rent received                    454,018       217,660
  Cash paid for operating expenses                    (1,431,530)   (1,153,895)
  Proceeds from loan sales                            13,728,566     6,386,332
  Loans originated for sale                          (15,587,284)   (6,116,832)
  Interest paid                                       (1,010,344)   (1,072,913)
  Taxes paid                                            (287,871)     (111,261)
                                                    -------------  ------------
                                                      (1,404,291)      732,945
                                                    -------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Cash paid for premises, equipment and software        (366,530)      (31,855)
  Net loans to customers                              (9,378,574)   (3,595,399)
  Proceeds from sales/maturities of investments        1,675,882     1,019,393
  Purchase of investment securities                   (1,352,101)     (604,877)
  Purchase of Federal Home Loan Bank stock               (52,000)          -0-
  Proceeds from sale of other real estate owned          215,220           -0-
                                                    -------------  ------------
                                                      (9,258,103)   (3,212,738)
                                                    -------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in time deposits            (1,671,829)    3,568,058
  Net increase (decrease) in other deposits            9,221,465    (1,891,202)
  Dividends paid                                         (57,508)     (168,096)
  Proceeds from warrants exercised                     1,986,740           -0-
  Net decrease in securities sold under agreements
    to repurchase                                        (60,964)         (553)
  Net proceeds from borrowings                         2,156,300        (3,803)
                                                    -------------  ------------
                                                      11,574,204     1,504,404
                                                    -------------  ------------


NET INCREASE (DECREASE) IN CASH                          911,810      (975,389)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD       3,595,245     6,246,506
                                                    -------------  ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD          $  4,507,055   $ 5,271,117
                                                    =============  ============

                      EASTON BANCORP, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                  (Unaudited)

                                                                 Six Months Ended
                                                                     June 30,
                                                             -------------------------
                                                                 2003          2002
                                                             -------------  ----------
RECONCILIATION OF NET INCOME TO NET CASH
    PROVIDED (USED) FROM OPERATING ACTIVITIES
  Net income                                                 $    279,936   $ 250,791
  Adjustments to reconcile net income to net cash
  provided (used) from operating activities:
      Depreciation and amortization                                74,574      72,570
      Provision for loan losses                                   117,070     105,903
      Increase in cash surrender value of insurance               (36,695)    (24,705)
      Loan sales net proceeds                                  (1,858,718)    269,500
      Decrease/(Increase) in accrued interest receivable
        and other assets                                           10,854     (11,483)
      Increase/(Decrease) in operating accounts payable and
        other liabilities                                          90,427      (5,020)
      Deferred loan origination fees                                1,288      11,494
      Gain on sale of other real estate                             8,157         -0-
      Accrued Income taxes net of prepaid taxes                  (119,871)     42,939
      Investment amortization, net of accretion                    28,687      20,956
                                                             -------------  ----------
                                                              ($1,404,291)  $ 732,945
                                                             =============  ==========

See  accompanying  Notes  to  Consolidated  Financial  Statements.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS:

1.   Basis  of  Presentation
     -----------------------

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto for the Company's fiscal year ended December 31, 2002, included in the Company's Form 10-KSB for the year ended December 31, 2002.

2.   Cash  Flows
     -----------

     For purposes of reporting cash flows, cash and cash equivalents include cash on hand, unrestricted amounts due from banks, overnight investments in repurchase agreements, and federal funds sold.

3.   Comprehensive  Income
     ---------------------

       Comprehensive  income  consists  of :
                                                    Six Months Ended
                                                         June 30,
                                                   ---------------------
                                                      2003       2002
                                                   ----------  ---------
         Net Income                                $ 279,936   $ 250,791
         Unrealized gain on investment securities
         available for sale, net of income taxes     (14,289)     25,042
                                                   ----------  ---------
         Comprehensive Income                      $ 265,647   $ 275,833
                                                   ==========  =========

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

Results  of  Operations
-----------------------

     Net income for the Company for the three months ended June 30, 2003, was $143,544, compared to $138,298 during the corresponding period of 2002. Net income for the six months ended June 30, 2003, was $279,936, compared to $250,791 for the corresponding period of 2002.

     Net interest income increased $228,692 and other operating income increased $134,317; however, these increases were offset by increases of $308,897 in total operating expenses and $13,800 in income taxes. The increase in net interest income is primarily due to declining interest rates, which resulted in a decrease in interest expense of $54,826 and an increased volume of earning assets. Despite the decreasing yields on earning assets, interest revenue increased $173,866 as a result of growth of the Bank. The increase in total operating expenses is attributed to an increase in salaries and benefits of approximately $211,887, an increase of $23,971 in occupancy, furniture and equipment and an increase in other operating expenses of $73,039, all due primarily to the Marlboro Avenue branch in Easton, which was opened in April 2003.

The following table depicts interest income on earning assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the six months ended June 30, 2003, and the year ended December 31, 2002:

                                             C O N S O L I D A T E D           C O N S O L I D A T E D
                                             ------------------------         ------------------------
                                 AVERAGE BALANCES, INTEREST, AND YIELDS  AVERAGE BALANCES, INTEREST, AND YIELDS
                                           For the Six Months Ended              For the Year Ended
                                                 June 30, 2003                   December 31, 2002
                                                 -------------                   -----------------
                                        Average                          Average
                                        balance     Interest   Yield     balance     Interest   Yield
ASSETS
Federal funds sold                     $ 2,007,119  $   12,147   1.20%  $ 3,133,360  $   51,816   1.65%
Interest-bearing deposits                      -0-         -0-                  -0-         -0-
Investment securities:
  State and municipal bonds                208,133       6,442   6.19%       99,684       6,181   6.20%
  U. S. Agencies & GNMA                  4,490,948      82,591   3.68%    5,255,854     241,177   4.59%
  Other                                    444,585      10,079   4.57%      431,500      24,024   5.57%
                                       -----------  ----------  ------  -----------  ----------  ------
   Total investment securities           5,143,666      99,112   3.85%    5,787,038     271,382   4.69%
                                       -----------  ----------  ------  -----------  ----------  ------
Loans:
  Demand and time                       18,680,587     535,668   5.78%   16,758,375   1,067,587   6.37%
  Mortgage                              57,868,394   1,915,109   6.67%   48,093,350   3,468,875   7.21%
  Installment                            3,632,577     155,125   8.61%    3,717,123     340,985   9.17%
                                       -----------  ----------  ------  -----------  ----------  ------
   Total loans                          80,181,558   2,605,902   6.55%   68,568,848   4,877,447   7.11%

Allowance for loan losses                  989,871                          830,372
                                       -----------                      -----------
   Total loans, net of allowance        79,191,687   2,605,902   6.64%   67,738,476   4,877,447   7.20%
                                       -----------  ----------  ------  -----------  ----------  ------
Total interest-earning assets           86,342,472   2,717,161   6.35%   76,658,874   5,200,645   6.78%
                                                    ----------  ------               ----------  ------
Noninterest-bearing cash                 2,790,010                        2,093,216
Bank premises and equipment              1,627,368                        1,594,570
Other assets                             2,110,022                        1,870,535
                                       -----------                      -----------
        Total assets                   $92,869,872                      $82,217,195
                                       ===========                      ===========

LIABILITIES AND STOCKHOLDERS'
EQUITY
Interest-bearing deposits
  Savings and NOW deposits             $18,052,093  $   54,638   0.61%  $15,225,692  $  167,992   1.10%
  Money market                           8,997,584      53,694   1.20%    7,054,689      95,885   1.36%
  Other time deposits                   42,691,491     744,268   3.52%   42,768,276   1,609,468   3.76%
                                       -----------  ----------  ------  -----------  ----------  ------
Total interest-bearing deposits         69,741,168     852,600   2.47%   65,048,657   1,873,345   2.88%
Noninterest-bearing deposits             8,980,636         -0-            7,981,612         -0-
                                       -----------  ----------          -----------  ----------
Total deposits                          78,721,804     852,600   2.18%   73,030,269   1,873,345   2.57%
Borrowed funds                           7,360,915     122,005   3.30%    2,958,155     123,125   4.16%
                                       -----------  ----------  ------  -----------  ----------  ------
                                        86,082,719     974,605   2.28%   75,988,424   1,996,470   2.63%
                                                    ----------  ------               ----------  ------
Other liabilities                          442,604                          305,658
Stockholders' equity                     6,344,549                        5,923,113
                                       -----------                      -----------
        Total liabilities and
        stockholders' equity           $92,869,872                      $82,217,195
                                       ===========                      ===========

Net interest spread                                              4.06%                            4.15%
                                                                ======                           ======

Net interest income                                 $1,742,556                       $3,204,175
                                                    ==========                       ==========
Net margin on interest-earning assets                            4.07%                            4.18%
                                                                ======                           ======

-------------------------------
Interest on tax-favored investments and loans are reported on a fully taxable equivalent basis.

     The Bank's loan portfolio (excluding loans held for sale) increased from $71.5 million at December 31, 2002, to $80.5 million at June 30, 2003. The Bank's provision for loan losses was $58,815 for the quarter ended June 30, 2003, and $117,070 for the six months ended June 30, 2003, compared to $53,088 for the quarter ended June 30, 2002, and $105,903 for the six months ended June 30, 2002.

     The allowance for loan losses was $1,069,489 at June 30, 2003, or 1.31% of total loans (excluding loans for sale), compared to $996,874 at March 31, 2003, or 1.32% of total loans (excluding loans held for sale), and $924,859 at December 31, 2002, or 1.28% of total loans (excluding loans held for sale). The level of the allowance for loan losses represents management's current estimate of future losses in the loan portfolio; however, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional increases in the allowance will not be required.


     Activity in the allowance for loan losses is shown below:

                  ALLOWANCE FOR LOAN LOSSES

                                                  June 30,     December 31,
                                                    2003           2002
                                                 -----------  --------------
Balance at beginning of year                     $  924,859   $     750,768

Loan Losses:
     Commercial                                         -0-         125,187
     Real Estate                                        -0-           8,000
     Consumer                                         5,191          19,050
                                                 -----------  --------------
          Total loan losses                           5,191         152,237
                                                 -----------  --------------

Recoveries on loans previously charged off
     Commercial                                      22,836           3,975
     Real Estate                                        -0-             -0-
     Consumer                                         9,915          31,920
                                                 -----------  --------------
          Total loan recoveries                      32,751          35,895
                                                 -----------  --------------

Net loan losses                                     (27,560)        116,342
Provision for loan losses charged to expense        117,070         290,433
                                                 -----------  --------------
Balance at end of year                           $1,069,489   $     924,859
                                                 ===========  ==============

Allowance for loan losses to outstanding loans         1.31%           1.28%
 at end of period (excluding loans for sale)

Net charge-offs/(recoveries) to average
    loans - annualized                               (0.04%)           0.17%

                    NON-PERFORMING ASSETS AND PAST-DUE LOANS

      Nonaccrual loans and loans past due 90 days or more are as follows:


                                     June 30,   December 31,
                                       2003         2002
                                     ---------  -------------
Nonaccrual
  Commercial                         $ 131,282  $      33,073
  Mortgage                             182,867        482,822
  Installment                            3,768          8,215
                                     ---------  -------------
                                     $ 317,917  $     524,110
                                     ---------  -------------

Loans past due ninety days or more,
  still accruing interest            $ 230,955  $       1,000
                                     ---------  -------------

Total nonperforming loans            $ 548,872  $     525,110
                                     ---------  -------------

Interest not accrued                 $   6,204  $      14,750
                                     ---------  -------------

     Noninterest expense increased $181,333 to $850,638 for the quarter ended June 30, 2003, from $669,305 for the quarter ended June 30, 2002. The increase was primarily related to the increases in salaries and benefits of $122,937 and an increase in other operating expenses of $32,471. The increase in salaries and benefits was due to annual salary increases, an increase in origination fee income earned, two new part-time employees and five new full-time employees.

     Return on average assets and average equity, on an annualized basis, for the quarter ended June 30, 2003, was .60% and 8.91%, respectively, compared to ..78% and 10.85%, respectively, for the same quarter of 2002. Return on average assets and average equity, on an annualized basis, for the six months ended June 30, 2003, was .60% and 9.05%, respectively, compared to .67% and 9.32%, respectively, for the same quarter of 2002. Earnings per share on a fully diluted basis for the quarter and the six months ended June 30, 2002, was $.23 and $.47, respectively, compared to $.24 and $.44, respectively, for the same periods of 2002.

     The Company's assets ended the second quarter of 2003 at $100.2 million, an increase of $11.9 million, or 13.4%, from $88.3 million at December 31, 2002. This increase can be attributed primarily to an increase in the Bank's loan portfolio of $10.9 million. Total borrowings from the Federal Home Loan Bank of Atlanta were approximately $9.7 million at June 30, 2003, of which $5.7 million were match funded on loans made by the Bank to Bank customers.

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

Liquidity  and  Sources  of  Capital
------------------------------------

     The $7.5 million increase in deposits from December 31, 2002, to June 30, 2003, is primarily reflected in the increase in the Bank's loans of $10.9 million offset by the $2.2 million increase in borrowings from the Federal Home

Loan Bank of Atlanta. The Company's primary source of liquidity is cash on hand plus short-term investments. At June 30, 2003, the Company's liquid assets totaled $15.2 million, or 15.20% of total assets, compared to $12.8 million, or 14.52% of total assets, at December 31, 2002. Another source of liquidity is the $12.4 million secured line of credit the Company has from the Federal Home Loan Bank of Atlanta, of which $9.7 million is currently used, and the $500,000 unsecured line of credit and the $5.0 million secured line of credit the Company has from another correspondent bank, of which $1 million is pledged. If additional liquidity is needed, the Bank will sell participations in its loans.

     In January 2001, the Company invested in a bank owned life insurance policy on the life of Jeffrey N. Heflebower, an officer of the Bank. The beneficiaries of the policy include both the Bank and certain heirs of Mr. Heflebower. To fund the policy, the Bank contributed $1,225,000. Since the purchase of the policy, the cash surrender value of the policy has increased approximately $147,000 and is now $1,372,071. The cash surrender value of the policy is not considered a liquid asset of the Company. The policy also provides supplemental retirement benefits for Mr. Heflebower.

     The capital of the Company and the Bank exceeded all prescribed regulatory capital guidelines at June 30, 2003. At June 30, 2003, the Tier 1 leverage ratio for the Bank was 8.43%. At June 30, 2003, the Bank had a risk-weighted total capital ratio of 10.89%, and a Tier 1 risk-weighted capital ratio of 9.64%. The Company expects that its current capital and short-term investments will satisfy the Company's cash requirements for the foreseeable future. However, no assurance can be given in this regard as rapid growth, deterioration in the loan quality or poor earnings, or a combination of these factors, could change the Company's capital position in a relatively short period of time.

Dividends
---------

     The Board of Directors declared a $0.05 per share cash dividend to be paid to shareholders of record on January 31, 2003. The dividend was paid on February 15, 2003. On April 28, 2003, the Board of Directors declared a $0.05 per share cash dividend to be paid to shareholders of record on April 30, 2003. The dividend was paid on May 15, 2003. On July 28, 2003, the Board of Directors declared a $0.05 per share cash dividend to be paid to shareholders of record on July 31, 2003. The dividend will be paid on August 15, 2003. The declaration and payment of future dividends will depend upon a number of factors, including future earnings, financial condition, cash needs, and general business conditions. If dividends should be declared in the future, the amount of such dividends presently cannot be estimated and it cannot be known whether such dividends would continue for future periods.

Market  Risk
------------

     Net interest income of the Company is one of the most important factors in evaluating the financial performance of the Company. The Company uses interest sensitivity analysis to determine the effect of rate changes. Net interest income is projected over a one-year period to determine the effect of an increase or decrease in the prime rate of 100 basis points. If prime were to decrease 100 basis points, the Company would experience a decrease in net interest income of $121,731 if all assets and liabilities maturing within that period were adjusted for the rate change. The sensitivity analysis does not consider the likelihood of these rate changes nor whether management's reaction to this rate change would be to reprice its loans and deposits.

ITEM 3.  CONTROLS  AND  PROCEDURES.

     As of June 30, 2003, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of June 30, 2003, the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic SEC reports. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

                                    PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL  PROCEEDINGS.

     There are no material pending legal proceedings to which the Company or the Bank is a party or of which any of their property is the subject.

ITEM 2.  CHANGES  IN  SECURITIES.

     On various dates from April 21, 2003, through June 25, 2003, organizers of the Bank and family members of organizers of the Bank exercised warrants to acquire 198,674 shares of the Company's Common Stock. The warrants had been issued to the organizers in recognition of the financial risks undertaken by the organizers in advancing organization and operating expenses of the Bank in connection with its formation and organization. The warrants had an exercise price of $10 per share, which resulted in the Company receiving $1,986,740. The Common Stock issued pursuant to the exercise of the warrants represents unregistered securities, which issuance was considered to be exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) as a transaction by an issuer not involving any public offering.

ITEM 3.  DEFAULTS  UPON  SENIOR  SECURITIES.

     Not  applicable.

ITEM 4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     The Company held its Annual Meeting of Stockholders on May 21, 2003, at which meeting all six of management's nominees for the Board of Directors were re-elected. The individuals re-elected as Class III directors were: Jack H. Bishop, D.D.S., receiving 397,866 votes for and 6,650 votes against or withheld, with 300 votes abstaining; Charles T. Capute, receiving 397,866 votes for and 6,650 votes against or withheld, with 300 votes abstaining; David F. Lesperance, receiving 397,866 votes for and 6,650 votes against or withheld, with 300 votes abstaining; Vinodrai Mehta, M.D., receiving 397,866 votes for and 6,650 votes against or withheld, with 300 votes abstaining; Myron J. Szczukowski, Jr., M.D., receiving 397,866 votes for and 6,650 votes against or withheld, with 300 votes abstaining; and Jerry L. Wilcoxon, receiving 397,866 votes for and 6,650 votes against or withheld, with 300 votes abstaining. Class I and Class II directors continuing in office are: J. Parker Callahan, Jr., Stephen W. Chitty, J. Frederick Heaton, D.M.D., Thomas E. Hill, W. David Hill, D.D.S., William C. Hill, William R. Houck, D.D.S., R. Michael S. Menzies, Sr., Roger A. Orsini, M.D., Mahmood S. Shariff, M.D., James B. Spear, and Sheila A. Wainwright.

ITEM 5.  OTHER  INFORMATION.

         None.

ITEM 6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

     (a)  Exhibits.

          11.1 Computation  of  Earnings  Per  Share.

          31 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          32 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Exhibit is not "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.

     (b)  Reports  on  Form  8-K.

          There were no reports on Form 8-K filed by the Company during the quarter ended June 30, 2003.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     EASTON  BANCORP,  INC.
                                   ------------------------
                                        (Registrant)



Date:  August  8, 2003                  By:  /s/ R. Michael S. Menzies, Sr.
      -----------------                    -------------------------------------
                                                 R.  Michael  S.  Menzies, Sr.
                                                 President



Date:  August  8,  2003                 By:  /s/ Pamela  A.  Mussenden
      ------------------                   -------------------------------------
                                                 Pamela  A.  Mussenden
                                                 Assistant  Treasurer
                                                 (Principal  Financial  Officer)

                                INDEX TO EXHIBITS


Exhibit                                                              Sequential
Number        Description                                            Page Number
------        -----------                                            -----------
11.1          Computation  of  Earnings  Per  Share.

31 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Exhibit is not "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.