Form 10QSB
period 2003-09-30
EASTON BANCORP INC/MD
filed 2003-11-12
CIK 880209

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

(Mark  One)

 X   QUARTERLY  REPORT  UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
---
     OF  1934
     For  the  quarterly  period  ended:  September  30,  2003
                                         ---------------------

     TRANSITION  REPORT  UNDER  SECTION  13 OR 15(d) OF THE EXCHANGE ACT OF 1934
---
     For  the  transition  period  from  _______________  to  ________________

                        Commission file number: 33-43317
                                                --------

                                 EASTON BANCORP, INC.
                                 --------------------
        (Exact name of small business issuer as specified in its charter)

             Maryland                                   52-1745344
          --------------                             ----------------
     (State of incorporation)               (I.R.S. Employer Identification No.)

                  501 Idlewild Avenue, Easton, Maryland  21601
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

     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X  No
     ---     ---

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

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
Yes        No
     ---       ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     On November 1, 2003, 764,507 shares of the issuer's common stock, par value $.10 per share, were issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes     No  X
                                                                    ---    ---

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                       EASTON BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                    September 30,   December 31,
                                                         2003           2002
                                                    --------------  -------------
                            ASSETS
Cash and due from banks                             $    3,504,436  $   2,361,869
Federal funds sold                                       5,201,590      1,233,376
Investment in Federal Home Loan Bank stock                 483,500        431,500
Investment securities available-for-sale                 5,727,207      5,040,366
Loans held for sale                                      2,736,131      4,193,610
Loans, less allowance for credit losses of
  $1,103,183 and $924,859, respectively                 77,454,345     71,465,781
Premises and equipment, net                              1,845,843      1,569,357
Accrued interest receivable                                398,514        420,941
Bank Owned Life Insurance Policy                         1,386,230      1,335,376
Deferred and prepaid income taxes                          300,069        131,416
Other assets                                               133,909        157,129
                                                    --------------  -------------
        Total assets                                $   99,171,774  $  88,340,721
                                                    ==============  =============

            LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
  Noninterest-bearing                               $   10,492,227  $   7,804,457
  Interest-bearing                                      73,637,583     66,339,109
                                                    --------------  -------------
        Total deposits                                  84,129,810     74,143,566
Accrued interest payable                                   120,185        110,480
Securities sold under agreements to repurchase                 -0-         60,964
Note payable                                             6,144,490      7,510,135
Other liabilities                                          283,713        280,963
                                                    --------------  -------------
        Total liabilities                               90,678,198     82,106,108
                                                    --------------  -------------

Stockholders' equity
  Common stock, par value $.10 per share;
    authorized 5,000,000 shares, 764,507 and
    565,833 shares, respectively, issued and
    outstanding                                             76,451         56,583
  Additional paid-in-capital                             7,248,958      5,282,086
  Retained earnings                                      1,130,456        821,778
                                                    --------------  -------------
                                                         8,455,865      6,160,447
  Accumulated other comprehensive income                    37,711         74,166
                                                    --------------  -------------
        Total stockholders' equity                       8,493,576      6,234,613
                                                    --------------  -------------
        Total liabilities and stockholders' equity  $   99,171,774  $  88,340,721
                                                    ==============  =============

See accompanying Notes to Consolidated Financial Statements.

                           EASTON BANCORP, INC. AND SUBSIDIARY
                            CONSOLIDATED STATEMENTS OF INCOME
                                       (Unaudited)

                                            Three Months Ended       Nine Months Ended
                                               September 30,           September 30,
                                          ----------------------  ----------------------
                                             2003        2002        2003        2002
                                          ----------  ----------  ----------  ----------
Interest revenue
   Loans, including fees                  $1,315,111  $1,237,971  $3,917,072  $3,603,409
   Investment securities                      40,368      63,824     134,620     203,741
   Due from banks                                -0-         -0-         -0-         -0-
   Federal funds sold                         11,577      11,620      23,385      40,420
                                          ----------  ----------  ----------  ----------
            Total interest revenue         1,367,056   1,313,415   4,075,077   3,847,570

Interest expense                             483,644     478,489   1,458,249   1,507,920
                                          ----------  ----------  ----------  ----------

            Net interest income              883,412     834,926   2,616,828   2,339,650

Provision for loan losses                     39,528      53,088     156,598     158,991
                                          ----------  ----------  ----------  ----------

            Net interest income after
               provision for loan losses     843,884     781,838   2,460,230   2,180,659
                                          ----------  ----------  ----------  ----------

Other operating revenue                      228,277     151,197     651,013     439,616
                                          ----------  ----------  ----------  ----------

Other expenses
   Salaries and benefits                     535,786     396,652   1,480,063   1,129,042
   Occupancy                                  54,700      42,377     152,117     116,454
   Furniture and equipment                    37,610      35,232     110,718     107,709
   Other operating                           236,590     194,328     712,934     597,633
                                          ----------  ----------  ----------  ----------
            Total operating expenses         864,686     668,589   2,455,832   1,950,838
                                          ----------  ----------  ----------  ----------

Income before income taxes                   207,475     264,446     655,411     669,437

Income taxes                                  83,000     106,800     251,000     261,000
                                          ----------  ----------  ----------  ----------

Net income                                $  124,475  $  157,646  $  404,411  $  408,437
                                          ==========  ==========  ==========  ==========

Earnings per common share - basic         $     0.16  $     0.28  $     0.62  $     0.73
                                          ==========  ==========  ==========  ==========

Earnings per common share - diluted       $     0.16  $     0.27  $     0.59  $     0.71
                                          ==========  ==========  ==========  ==========

See accompanying Notes to Consolidated Financial Statements.

                        EASTON BANCORP, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                                                           Nine Months Ended
                                                             September 30,
                                                      ----------------------------
                                                          2003           2002
                                                      -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Interest received                                  $  4,133,989   $  3,942,693
   Other revenue received                                  666,521        486,451
   Cash paid for operating expenses                     (2,238,706)    (1,839,792)
   Loan sales proceeds                                  23,739,120     10,000,232
   Taxes paid                                             (484,392)      (232,869)
   Loans originated for sale                           (22,281,641)   (10,981,449)
   Interest paid                                        (1,499,398)    (1,541,831)
                                                      -------------  -------------
                                                         2,035,493       (166,565)
                                                      -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Cash paid for premises, equipment and software         (380,968)       (82,827)
   Loans originated, net of principal repayments        (6,369,373)    (6,531,597)
   Purchase of investment securities                    (4,418,877)    (1,122,011)
   Proceeds from sales/maturities of investments         3,641,151      1,917,691
   Cash paid for software                                  (10,506)           -0-
   Proceeds from sale of other real estate owned           215,220            -0-
   Purchase of Federal Home Loan Bank stock                (52,000)           -0-
                                                      -------------  -------------
                                                        (7,375,353)    (5,818,744)
                                                      -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in time deposits                        (2,042,164)     5,237,539
   Net increase in other deposits                       12,028,408        296,274
   Net proceeds from other borrowings                   (1,365,646)        (5,754)
   Net decrease in securities sold under
      agreements to repurchase                             (60,964)        (3,160)
   Dividends paid                                          (95,733)      (196,111)
   Proceeds from warrants exercised                      1,986,740            -0-
                                                      -------------  -------------
                                                        10,450,641      5,328,788
                                                      -------------  -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     5,110,781       (656,521)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         3,595,245      6,246,506
                                                      -------------  -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD            $  8,706,026   $  5,589,985
                                                      =============  =============

                       EASTON BANCORP, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (Unaudited)

                                                             Nine Months Ended
                                                                September 30,
                                                          ------------------------
                                                             2003         2002
                                                          -----------  -----------
RECONCILIATION OF NET INCOME TO NET CASH
   PROVIDED (USED) BY OPERATING ACTIVITIES

                                                          $  404,411   $  408,437
  Net income
  Adjustments to reconcile net income to net cash
   provided (used) by operating activities:
    Depreciation and amortization                            116,070      109,312
    Provision for loan losses                                156,598      158,991
    Decrease in accrued interest receivable and
        other assets                                          18,852       51,821
    Increase in operating accounts payable and other
        liabilities                                          121,687       39,733
    Increase in deferred loan origination fees                   834       14,801
    (Increase)/decrease in deferred income taxes            (233,392)      36,692
    Securities amortization/accretion, net                    40,918       33,970
    Net proceeds from loan sales                           1,457,479     (981,217)
    Loss on sale of other real estate/repossessions            8,157          -0-
    (Gain) on securities sold                                 (5,267)         -0-
    (Increase) in cash surrender value of life insurance     (50,854)     (39,105)
                                                          -----------  -----------
                                                          $2,035,493    ($166,565)
                                                          ===========  ===========

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS:

1.   Basis  of  Presentation
     -----------------------

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto for the Company's fiscal year ended December 31, 2002, included in the Company's Form 10-KSB for the year ended December 31, 2002.

2.   Cash  Flows
     -----------

     For purposes of reporting cash flows, cash and cash equivalents include cash on hand, unrestricted amounts due from banks, overnight investments in repurchase agreements, and federal funds sold.

3.   Comprehensive  Income
     ---------------------

          Comprehensive  income  consists  of:

                                                      Nine Months Ended
                                                        September 30,
                                                     -------------------
                                                       2003       2002
                                                     ---------  --------
          Net Income                                 $404,411   $408,437
          Unrealized (loss)/gain on investment
              securities available for sale, net of
              income taxes                            (36,455)    42,235
                                                     ---------  --------
          Comprehensive Income                       $367,956   $450,672
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Easton Bancorp, Inc. (the "Company") was incorporated in Maryland on July 19, 1991, to become a one-bank holding company by acquiring all of the capital stock of Easton Bank & Trust Company (the "Bank") upon its formation. The Bank commenced business on July 1, 1993, and the only activity of the Company since then has been the ownership and operation of the Bank. The Bank was organized as a nonmember state bank under the laws of the State of Maryland. The Bank is engaged in a general commercial banking business, emphasizing in its marketing the Bank's local management and ownership, from its main office location in its primary service area, Talbot County, Maryland. During 1999, the Bank opened a full-service branch office in Denton, Maryland, which is in Caroline County. In addition, during 2001, the Bank opened a full-service branch office in Oxford, Maryland, which is in Talbot County. In April, 2003, the Bank opened a second full-service branch in Easton, Maryland. The Bank offers a full range of deposit services that are typically available in most banks and savings and loan associations, including checking accounts, NOW accounts, savings accounts and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. In addition, the Bank offers certain retirement account services, such as Individual Retirement Accounts. The Bank offers a full range of short- to medium-term commercial and personal loans. The Bank also originates and holds or sells into the secondary market fixed and variable rate mortgage loans and real estate construction and acquisition loans. Other bank services include cash management services, safe deposit boxes, traveler's checks, direct deposit of payroll and social security checks, and automatic drafts for various accounts. The Bank also offers for sale non-deposit products such as mutual funds, variable and fixed annuities and long term care.

     The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Company's unaudited financial statements and related notes and other statistical information included elsewhere herein.

Results  of  Operations
-----------------------

     Net income for the Company for the three months ended September 30, 2003, was $124,475, compared to $157,646 during the corresponding period of 2002. Net income for the nine months ended September 30, 2003, was $404,411, compared to $408,437 for the corresponding period of 2002.

     For the first nine months of 2003 compared to the same 2002 period, net interest income increased $277,178 and other operating income increased $211,397; however, these increases were offset by an increase of $504,994 in total operating expenses. The increase in net interest income is primarily due to declining interest rates, which resulted in a decrease in interest expense of $49,671 and an increased volume of earning assets. Despite the decreasing yields on earning assets, interest revenue increased $227,507 as a result of growth of the Bank. The increase in total operating expenses is attributed to an increase in salaries and benefits of approximately $351,021, an increase of $38,672 in occupancy, furniture and equipment and an increase in other operating expenses of $115,301, all due primarily to the Marlboro Avenue branch in Easton, which was opened in April 2003.

     The following table depicts interest income on earning assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the nine months ended September 30, 2003, and the year ended December 31, 2002:

                                                 CONSOLIDATED                       CONSOLIDATED
                                                 ------------                       ------------
                                               AVERAGE BALANCES,                  AVERAGE BALANCES,
                                             INTEREST, AND YIELDS               INTEREST, AND YIELDS
                                           For the Nine Months Ended             For the Year Ended
                                               September 30, 2003                December 31, 2002
                                               ------------------                -----------------
                                         Average                           Average
                                         Balance     Interest    Yield     Balance     Interest    Yield
                                       -----------  -----------  ------  -----------  -----------  ------
ASSETS
Federal funds sold                     $ 2,977,445  $   23,952    1.06%    3,133,360  $   51,816    1.65%
Investment securities:
   State and municipal bonds               233,986      10,667    6.08%       99,684       6,181    6.20%
   U.S. government agency                3,190,360      72,602    3.03%    3,695,210     150,458    4.07%
   GNMA's                                1,166,409      43,911    5.02%    1,560,644      90,719    5.81%
   Other                                   457,556      14,935    4.36%      431,500      24,024    5.57%
                                       -----------  -----------  ------  -----------  -----------  ------
      Total investment securities        5,048,311     142,115    3.75%    5,787,038     271,382    4.69%
                                       -----------  -----------  ------  -----------  -----------  ------
Loans:
   Demand and time                      19,174,241     821,273    5.73%   16,758,375   1,067,587    6.37%
   Mortgage                             58,614,277   2,870,294    6.55%   48,093,350   3,468,875    7.21%
   Installment                           3,631,431     231,742    8.53%    3,717,123     340,985    9.17%
                                       -----------  -----------  ------  -----------  -----------  ------
      Total loans                       81,419,949   3,923,309    6.44%   68,568,848   4,877,447    7.11%
Allowance for loan losses                1,024,999                           830,372
                                       -----------                       -----------
      Total loans, net of allowance     80,394,950   3,923,309    6.52%   67,738,476   4,877,447    7.20%
                                       -----------  -----------  ------  -----------  -----------  ------
Total interest-earning assets           88,420,706   4,089,376    6.18%   76,658,874   5,200,645    6.78%
                                                    -----------  ------               -----------  ------
Noninterest-bearing cash                 2,804,494                         2,093,216
Bank premises and equipment              1,721,311                         1,594,570
Other assets                             2,071,852                         1,870,535
                                       -----------                       -----------
        Total assets                   $95,018,363                       $82,217,195
                                       ===========                       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits
  Savings and NOW deposits             $19,032,361  $   94,050     .66%  $15,225,692  $  167,992    1.10%
  Money market deposits                  9,207,269      83,156    1.21%    7,054,689      95,885    1.36%
  Other time deposits                   42,166,105   1,095,794    3.47%   42,768,276   1,609,468    3.76%
                                       -----------  -----------  ------  -----------  -----------  ------
    Total interest-bearing deposits     70,405,735   1,273,000    2.42%   65,048,657   1,873,345    2.88%
Noninterest-bearing deposits             9,704,952         -0-             7,981,612         -0-
                                       -----------  -----------          -----------  -----------
    Total deposits                      80,110,687   1,273,000    2.12%   73,030,269   1,873,345    2.57%
Borrowed funds                           7,472,827     185,249    3.31%    2,958,155     123,125    4.16%
                                       -----------  -----------  ------  -----------  -----------  ------
                                        87,583,514   1,458,249    2.23%   75,988,424   1,996,470    2.63%
                                                    -----------  ------               -----------  ------
Other liabilities                          474,253                           305,658
Stockholders' equity                     6,960,596                         5,923,113
                                       -----------                       -----------
        Total liabilities and
        Stockholders' equity           $95,018,363                       $82,217,195
                                       ===========                       ===========

Net interest spread                                               3.96%                             4.15%
                                                                 ======                            ======
Net interest income                                 $2,631,127                        $3,204,175
                                                    ===========                       ===========
Net margin on interest-earning assets                             3.98%                             4.18%
                                                                 ======                            ======
     _______________________________
     Interest  on  tax-favored  investments and loans are reported with adjustment to provide  a  fully  taxable  equivalent  basis.

     The Bank's loan portfolio (excluding loans held for sale) increased from $71.5 million at December 31, 2002, to $77.5 million at September 30, 2003. The Bank's provision for loan losses was $39,528 for the quarter ended September 30, 2003, and $156,598 for the nine months ended September 30, 2003, compared to $53,088 for the quarter ended September 30, 2002, and $158,991 for the nine months ended September 30, 2002.

     The allowance for loan losses was $1,103,183 at September 30, 2003, or 1.40% of total loans (excluding loans held for sale), compared to $1,069,489 at June 30, 2003, or 1.31% of total loans (excluding loans held for sale), and $924,859 at December 31, 2002, or 1.28% of total loans (excluding loans held for sale). The level of the allowance for loan losses represents management's current estimate of future losses in the loan portfolio; however, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional increases in the allowance will not be required.

     Activity  in  the  allowance  for  loan  losses  is  shown  below:

                            ALLOWANCE FOR LOAN LOSSES

                                                September 30,    December 31,
                                                    2003             2002
                                               ---------------  --------------
Balance at beginning of year                   $      924,859   $     750,768

Loan Losses:
     Commercial                                        23,050         125,187
     Real Estate                                          -0-           8,000
     Consumer                                           5,996          19,050
                                               ---------------  --------------
          Total loan losses                            29,046         152,237
                                               ---------------  --------------

Recoveries on loans previously charged off
      Commercial                                       23,878           3,975
      Real Estate                                         -0-             -0-
      Consumer                                         26,894          31,920
                                               ---------------  --------------
          Total loan recoveries                        50,772          35,895
                                               ---------------  --------------

Net loan losses                                       (21,726)        116,342
Provision for loan losses charged to expense          156,598         290,433
                                               ---------------  --------------
Balance at end of period                       $    1,103,183   $     924,859
                                               ===============  ==============

Allowance for loan losses to outstanding
     loans at end of period (excluding loans
     held for sale)                                      1.40%           1.28%

Net charge-offs/(recoveries) to average
     loans - annualized                                (0.03)%           0.17%

                    NON-PERFORMING ASSETS AND PAST-DUE LOANS

      Nonaccrual loans and loans past due 90 days or more are as follows:


                                                   September 30,   December 31,
                                                        2003           2002
                                                   --------------  -------------
Nonaccrual
   Commercial                                      $      104,844  $      33,073
   Mortgage                                               188,238        482,822
   Installment                                             38,939          8,215
                                                   --------------  -------------
                                                   $      332,021  $     524,110
                                                   ==============  =============

Loans past due ninety days or more,
  still accruing interest                          $      276,000  $       1,000

Total non performing loans                         $      608,021  $     525,110

Interest not accrued                               $       12,180  $      14,750

     Total operating expenses increased $196,097 to $864,686 for the quarter ended September 30, 2003, from $668,589 for the quarter ended September 30, 2002. The increase was related to the increase in salaries and benefits of $139,134, an increase in occupancy, furniture and equipment of $14,701 and an increase in other operating expenses of $42,262. The increase in salaries and benefits was due to annual salary increases, an increase in origination fee income earned, two new part time employees and six new full time employees. The increase in occupancy, furniture and equipment was due to expenses related to the opening of the Marlboro Avenue branch in April 2003.

     Return on average assets and average equity, on an annualized basis, for the quarter ended September 30, 2003, was .50% and 6.09%, respectively, compared to .76% and 10.39%, respectively, for the same quarter of 2002. Return on average assets and average equity, on an annualized basis, for the nine months ended September 30, 2003, was .60% and 7.22%, respectively, compared to .67% and 9.28%, respectively, for the same period of 2002. Earnings per share on a fully diluted basis for the quarter and the nine months ended September 30, 2003, were $.16 and $.59, respectively, compared to $.27 and $.71, respectively, for the same periods of 2002.

     The Company's assets ended the third quarter of 2003 at $99.2 million, an increase of $10.8 million, or 12.3%, from $88.3 million at December 31, 2002. This increase can be attributed primarily to the increase in the Bank's loans of $4.5 million, an increase in federal funds sold of $4.0 million and an increase in cash and due from banks of $1.1 million. Total borrowings from the Federal Home Loan Bank of Atlanta were approximately $6.1 million at September 30, 2003, all which are match funded on loans made by the Bank to Bank customers.

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

Liquidity  and  Sources  of  Capital
------------------------------------

     The $10.0 million increase in deposits from December 31, 2002, to September 30, 2003, is primarily reflected in the increase in the Bank's loans of $4.5 million, the increase in federal funds sold of $4.0 million and the increase in cash and due from banks of $1.1 million. The Company's primary source of liquidity is cash on hand plus short term investments. At September 30, 2003, the Company's liquid assets totaled $17.2 million, or 17.3% of total assets, compared to $12.8 million, or 14.5% of total assets, at December 31, 2002. Another source of liquidity is the $16.5 million secured line of credit the Company has from the Federal Home Loan Bank of Atlanta, of which $6.1 million is currently used, and the $500,000 unsecured line of credit and the $5 million secured line of credit the Company has from another correspondent bank, of which $1,000,000 is pledged. If additional liquidity is needed, the Bank will sell participations in its loans.

     In January 2001, the Company invested in a bank owned life insurance policy on the life of Jeffrey N. Heflebower, an officer of the Bank. The beneficiaries of the policy include both the Bank and certain heirs of Mr. Heflebower. To fund the policy, the Bank contributed $1,225,000. Since the purchase of the policy, the cash surrender value of the policy has increased approximately $161,230 and is now approximately $1,386,230. The cash surrender value of the policy is not considered a liquid asset of the Company. The policy also provides supplemental retirement benefits for Mr. Heflebower.

     The capital of the Company and the Bank exceeds all prescribed regulatory capital guidelines at September 30, 2003. At September 30, 2003, the Tier 1 leverage ratio for the Bank was 8.27%. At September 30, 2003, the Bank had a risk-weighted total capital ratio of 11.63%, and a Tier 1 risk-weighted capital ratio of 10.37%. The Company expects that its current capital and short-term investments will satisfy the Company's cash requirements for the foreseeable future. However, no assurance can be given in this regard as rapid growth, deterioration in the loan quality or poor earnings, or a combination of these factors, could change the Company's capital position in a relatively short period of time.

Dividends
---------

     The Board of Directors declared a $0.05 per share cash dividend to be paid to shareholders of record on January 31, 2003. The dividend was paid on February 15, 2003. On April 28, 2003, the Board of Directors declared a $0.05 per share cash dividend to be paid to shareholders of record on April 30, 2003. The dividend was paid on May 15, 2003. On July 28, 2003, the Board of Directors declared a $0.05 per share cash dividend to be paid to shareholders of record on July 31, 2003. The dividend was paid on August 15, 2003. On October 27, 2003, the Board of Directors declared a $0.05 per share cash dividend to be paid to shareholders of record on October 31, 2003. The dividend will be paid on November 14, 2003. The declaration and payment of future dividends will depend upon a number of factors, including future earnings, financial condition, cash needs, and general business conditions. If dividends should be declared in the future, the amount of such dividends presently cannot be estimated and it cannot be known whether such dividends would continue for future periods.

Market  Risk
------------

     Net interest income of the Company is one of the most important factors in evaluating the financial performance of the Company. The Company uses interest sensitivity analysis to determine the effect of rate changes. Net interest income is projected over a one-year period to determine the effect of an increase or decrease in the prime rate of 100 basis points. If prime were to decrease 100 basis points, the Company would experience a decrease in net interest income of $217,544 if all assets and liabilities maturing within that period were adjusted for the rate change. If prime were to increase 100 basis points, the Company would experience an increase in net interest income of $201,356 if all assets and liabilities maturing within that period were adjusted for the rate change. The sensitivity analysis does not consider the likelihood of these rate changes nor whether management's reaction to this rate change would be to reprice its loans and deposits.

ITEM  3.  CONTROLS  AND  PROCEDURES.

     As of September 30, 2003, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the principal executive officer and principal financial officer concluded that as of September 30, 2003, the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic SEC reports. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.


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

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     There were no matters submitted to a vote of security holders during the quarter ended September 30, 2003.

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

     (b)  Reports  on  Form  8-K.

          There were no reports on Form 8-K filed by the Company during the quarter ended September 30, 2003.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         EASTON BANCORP, INC.
                                        ----------------------
                                             (Registrant)



Date:    November 7, 2003               By:  /s/ R. Michael S. Menzies, Sr.
       ------------------                  --------------------------------
                                                 R. Michael S. Menzies, Sr.
                                                 President



Date:    November  7,  2003             By:  /s/ Pamela A. Mussenden
       --------------------                -------------------------
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