Form 10KSB
period 2003-12-31
EASTON BANCORP INC/MD
filed 2004-04-06
CIK 880209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No.: 000-23960

EASTON BANCORP, INC.

(Name of small business issuer as specified in its charter)

Maryland	52-1745344
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

501 Idlewild Avenue Easton, Maryland	21601
(Address of principal executive offices)	(Zip Code)

(410) 819-0300

(Issuer’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value

$0.10 per share

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the small business issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the small business issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

State the small business issuer’s revenues for its most recent fiscal year: $6,332,471.

The aggregate market value of the Common Stock held by non-affiliates of the small business issuer on March 29, 2004, was $5,268,109. This calculation is based upon the most recent trade of the Common Stock of $16.60 per share on March 29, 2004. There is not an active trading market for the Common Stock and it is not possible to identify precisely the market value of the Common Stock.

On March 29, 2004, 764,507 shares of the small business issuer’s Common Stock were issued and outstanding.

Documents Incorporated By Reference

None.

Transitional Small Business Disclosure Format:    YES  ☐     NO  ☒

EASTON BANCORP, INC.

2003 ANNUAL REPORT ON FORM 10-KSB

This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements appear in a number of places in this Report and include all statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) the Company’s financing plans; (ii) trends affecting the Company’s financial condition or results of operations; (iii) the Company’s growth strategy and operating strategy; and (iv) the declaration and payment of dividends. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors discussed herein and those factors discussed in detail in the Company’s filings with the Securities and Exchange Commission.

PART I

Item 1. Description of Business

General

Easton Bancorp, Inc. (the “Company”) was incorporated as a Maryland corporation on July 19, 1991, primarily to own and control all of the capital stock of Easton Bank & Trust Company (the “Bank”) upon its formation. On December 31, 1992, the Company completed the initial public offering (the “Offering”) of its Common Stock, par value $0.10 per share (the “Common Stock”), in which it sold 559,328 shares of Common Stock at a price of $10.00 per share. Out of the proceeds of the Offering, the Company paid $5.0 million to the Bank in exchange for all of its outstanding capital stock and retained approximately $600,000 to cover expenses of the Company and to provide additional capital to the Bank if required. The Bank commenced business on July 1, 1993, and the only activity of the Company since then has been the ownership and operation of the Bank.

The Company’s primary activity is to provide assistance to the management and coordination of their financial resources and to provide capital, business development, long-range planning and public relations to the Bank. The Bank operates under the day-to-day management of its own officers, and its individual Board of Directors formulates its own policies. A number of directors or officers of the Company are also directors or officers of the Bank. The Company conducts no activity other than the operations of the Bank and it derives its revenues primarily from the operation of the Bank in the form of dividends paid by the Bank to the Company.

The Bank was organized as a nonmember state bank under the laws of the State of Maryland. The Bank is engaged in a general commercial banking business with its main office located in Easton, Maryland and its primary service area encompassing Talbot County, Maryland and Caroline County, Maryland. In February of 1999, the Bank opened a loan production office in Denton, Maryland. This office became a full service branch in October of 1999. In addition, in November 2001, the Bank opened a full service branch in Oxford, Talbot County, Maryland and in April of 2003, the Bank established a third full-service branch in Easton, Maryland.

The Company’s holding company structure can assist the Bank in maintaining its required capital ratios because the Company may, subject to compliance with debt guidelines implemented by the Board of Governors of the Federal Reserve System (the “Board of Governors” or the “Federal Reserve”), borrow money and contribute the proceeds to the Bank as primary capital. The holding company structure also permits greater flexibility in issuing stock for cash, property or services and in reorganization transactions. Moreover, subject to certain regulatory limitations, a holding company can purchase shares of its own stock, which the Bank may not do without prior approval. A holding company may also engage in certain non-banking activities which the Board of Governors has deemed to be closely related to banking and proper incidents to the business of a bank holding company. These activities include making or servicing loans and certain types of leases; performing certain data processing services; acting as a fiduciary or investment or financial advisor; acting as a management consultant for other depository institutions; providing courier, appraisal, and consumer financial counseling services; providing tax planning and preparation services; providing check guaranty and collection agency services; engaging in limited real estate investment activities; underwriting, brokering, and selling credit life and disability insurance; engaging in certain other limited insurance activities; providing discount brokerage services; underwriting and dealing in certain government obligations and money market instruments and providing portfolio investment advice; acting as a futures commission merchant with respect to certain financial instrument transactions; providing foreign exchange advisory and transactional services; making investments in certain corporations for projects designed primarily to promote community welfare; and owning and operating certain healthy savings and loan associations. Although the Company has no present intention of engaging in any of these activities, if circumstances should lead the Company’s management to believe that there is a need for these services in the Bank’s marketing area and that such activities could be profitably conducted, the management of the Company would have the flexibility of commencing these activities upon filing notice thereof with the Board of Governors.

Recent Developments

On December 4, 2003 the Company announced the signing of a merger agreement pursuant to which the Company will merge with Easton Facilitation, Inc., a newly-formed subsidiary of the Company organized for the sole purpose of effecting what is commonly referred to as a “going private transaction.” The purpose of the merger is to reduce the number of stockholders of record to fewer than 300, as required for the suspension of the Company’s reporting obligations under Section 15(d) of the Securities and Exchange Act of 1934, as amended. The Company expects to call a special meeting of shareholders in the second quarter of 2004 at which shareholders will be asked to consider and vote upon a proposal to approve the merger agreement.

Location and Service Area

The Bank conducts a general commercial banking business in its primary service area, emphasizing the banking needs of individuals and small to medium-sized businesses and professional concerns. The Bank operates from its main office located in Easton, Maryland, two branch offices in Easton, Maryland, as well as branch offices located in Oxford, Maryland and Denton, Maryland. The Bank draws most of its customer deposits and conducts most of its lending transactions from within its primary service area.

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

The principal components of the economy of Talbot County are manufacturing (which accounts for approximately 30% of the economic activity), agriculture, and tourism. Easton also has a strong component of health-care related businesses. The largest employers in the county include Memorial Hospital, Allen Family Foods, a poultry producer, Cadmus Journal Services, a printing company, and William Hill Manor, Inc., a continuing care retirement community. The county has had a significant boating industry since colonial days. At present, this industry is made up of over a dozen builders, numerous supply companies, dealers and charter companies, and approximately 20 marinas. Talbot County’s colonial homes and historical sites and boating, hunting, and fishing opportunities have resulted in tourism constituting a significant segment of the economy.

Caroline County is centrally located on the eastern shore of the Chesapeake Bay in eastern Maryland. Denton, the county seat, is situated approximately 60 miles from Baltimore and 60 miles from Washington, D.C. Caroline County has experienced growth in its population in recent years. The population of Caroline County increased from approximately 27,000 in 1998 to 30,000 in 2000, while the population of Denton remained steady with a population of approximately 3,000 during this period.

The principal components of the economy of Caroline County are manufacturing and agriculture. The largest employers in the county include Solo Cup and Choptank Electric Company.

Banking Services

The Bank offers a full range of deposit services that are typically available in most banks and savings and loan associations, including checking accounts, NOW accounts, savings accounts and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates are tailored to the Bank’s principal market area at rates competitive to those offered in the area. In addition, the Bank offers certain retirement account services, such as Individual Retirement Accounts (“IRAs”). All deposit accounts are insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to the maximum amount allowed by law (generally, $100,000 per depositor subject to aggregation rules). The Bank solicits these accounts from individuals, businesses, associations and organizations, and governmental authorities.

The Bank also offers a full range of short- to medium-term commercial and personal loans. Commercial loans include both secured and unsecured loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements), and purchase of equipment and machinery. Consumer loans include secured and unsecured loans for financing automobiles, home improvements, education, and personal investments. The Bank also originates and holds or sells into the secondary market fixed and variable rate mortgage loans and real estate construction and acquisition loans. The Bank’s lending activities are subject to a variety of lending limits imposed by state and federal law. The Bank may not make any loans to any director, officer, or employee of the Bank (except for commercial loans to directors who are not officers or employees) unless the loan is approved by the Board of Directors of the Bank. Any such loan must be reviewed every six months by the Board of Directors.

Other bank services include cash management services, safe deposit boxes, travelers checks, direct deposit of payroll and social security checks, and automatic drafts for various accounts. The Bank is associated with the STAR and PLUS networks of automated teller machines that may be used by Bank customers throughout Maryland and other regions. The Bank also offers a VISA debit card and it offers MasterCard and VISA credit card services through a correspondent bank as an agent for the Bank. Additionally, in March of 2003 the Bank began to offer non-deposit products to its customers.

The Bank does not presently exercise trust powers. The Bank may in the future offer a full-service trust department, but cannot do so without the prior approval of the State of Maryland Commissioner of Financial Regulation (the “Commissioner”).

Competition

The banking business is highly competitive. The Bank competes as a financial intermediary with other commercial banks, savings and loan associations, credit unions, and money market mutual funds operating in Talbot County, Caroline County and elsewhere. As of December 31, 2003, there were nine commercial banks operating a total of twenty offices in Talbot County, Maryland. Of these institutions, only The Talbot Bank of Easton is locally owned and operated. The Talbot Bank has a main office in Easton and three branches: two located in Easton, Maryland and one in St. Michaels, Maryland. St. Michaels Bank, while locally chartered, is controlled by a holding company in Baltimore. It operates a main office and three branches in Talbot County. M&T Bank based in Buffalo, New York has one branch in Talbot County as does First Mariner Bank, which is based in Baltimore, Maryland. Queenstown Bank, with one branch in Talbot County, has its main office in Queenstown, Maryland. Bank of America, based in Charlotte, North Carolina, operates three branches in Talbot County. SunTrust Bank, based in Atlanta, Georgia, operates one branch in Talbot County and BB&T Bank, based in Charlotte, North Carolina, operates one branch in Talbot County. One credit union operates in the county; however, it has only nominal deposits. Financial service companies, such as Legg Mason Wood Walker, Inc., Ferris Baker Watts, Inc., Merrill Lynch, A.G. Edwards & Sons, Inc. and H.C. Wainwright, Inc. also operate offices in Talbot County.

As of December 31, 2003, there were seven commercial banks operating a total of sixteen offices in Caroline County, Maryland. Of these institutions, only Provident State Bank of Preston, Maryland, is locally owned and operated. Provident State Bank has a main office in Preston, Maryland and three branches located in Caroline County. Centreville National Bank based in Centreville, Maryland has two branches in Caroline County. Peoples Bank of Denton, while locally chartered, is controlled by a holding company in Baltimore. It operates a main office and four branches in Caroline County. M&T Bank, based in Buffalo, New York, and Bank of America, based in Charlotte, North Carolina, each operate one branch in Caroline County. BB&T Bank of Charlotte, North Carolina, operates two branches in Caroline County.

Employees

As of March 15, 2004, the Bank had 38 full-time employees and 3 part-time employees. The Company’s operations are conducted through the Bank. Consequently, the Company does not have any separate employees. None of the employees of the Bank are represented by any collective bargaining unit. The Bank considers its relations with its employees to be good.

Supervision and Regulation

The Company and the Bank are subject to state and federal banking laws and regulations which impose specific requirements or restrictions on, and provide for general regulatory oversight with respect to, virtually all aspects of operations. These laws and regulations are generally intended to protect depositors, not stockholders. The following is a brief summary of certain statutes, rules and regulations affecting the Company and the Bank. To the extent that the following summary describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable laws or regulations may have a material adverse effect on the business and prospects of the Company. Beginning with the enactment of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) and following with the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), numerous additional regulatory requirements have been placed on the banking industry in the past several years, and additional changes have been proposed. The operations of the Company and the Bank may be affected by legislative changes and the policies of various regulatory authorities. The Company is unable to predict the nature or the extent of the effect on its business and earnings that fiscal or monetary policies, economic control, or new federal or state legislation may have in the future.

Gramm-Leach-Bliley Act

On November 4, 1999, the U.S. Senate and House of Representatives each passed the Gramm-Leach-Bliley Act (“GLB Act”), previously known as the Financial Services Modernization Act of 1999. The GLB Act was signed into law by President Clinton on November 12, 1999. Among other things, the GLB Act repeals the restrictions on banks affiliating with securities firms contained in sections 20 and 32 of the Glass-Steagall Act. The GLB Act also permits bank holding companies to engage in a statutorily provided list of financial activities, including insurance and securities underwriting and agency activities, merchant banking, and insurance company portfolio investment activities. The GLB Act also authorizes activities that are “complementary” to financial activities.

The GLB Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, the GLB Act may have the result of increasing the amount of competition that the Company and the Bank face from larger institutions and other types of companies. In fact, it is not possible to predict the full effect that the GLB Act will have on the Company and the Bank. From time to time, other changes are proposed to laws affecting the banking industry, and these changes could have a material effect on the business and prospects of the Company and the Bank. The Company cannot predict the nature or the extent of the effect on its business and earnings of fiscal or monetary policies, economic controls, or new federal or state legislation.

The Company

Because it owns the outstanding common stock of the Bank, the Company is a bank holding company within the meaning of the federal Bank Holding Company Act of 1956 (the “BHCA”). Under the BHCA, the Company is subject to periodic examination by the Federal Reserve and is required to file periodic reports of its operations and such additional information as the Federal Reserve may require. The Company’s and the Bank’s activities are limited to banking, managing or controlling banks, furnishing services to or performing services for its subsidiaries, or engaging in any other activity that the Federal Reserve determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

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

In addition, and subject to certain exceptions, the BHCA and the Change in Bank Control Act, together with regulations thereunder, require Federal Reserve approval (or, depending on the circumstances, no notice of disapproval) prior to any person or company acquiring “control” of a bank holding company, such as the Company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Because the Company’s Common Stock is registered under the Securities Exchange Act of 1934, as amended, under Federal Reserve regulations control will be rebuttably presumed to exist if a person acquires at least 10%, but less than 25%, of the outstanding shares of any class of voting securities of the Company. The regulations provide a procedure for challenge of the rebuttable control presumption.

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

The Federal Reserve imposes certain capital requirements on the Company under the BHCA, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets. These requirements are described below under “Capital Regulations.” Subject to its capital requirements and certain other restrictions, the Company is able to borrow money to make a capital contribution to the Bank, and these loans may be repaid from dividends paid from the Bank to the Company. The Bank’s ability to pay dividends is subject to regulatory restrictions as described below in “Dividends.” The Company is also able to raise capital for contribution to the Bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

Source of Strength; Cross-Guarantee. In accordance with Federal Reserve policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances in which the Company might not otherwise do so. Under the BHCA, the Federal Reserve may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve’s determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divestiture may aid the depository institution’s financial condition. The Bank may be required to indemnify, or cross-guarantee, the FDIC against losses it incurs with respect to any other bank controlled by the Company, which in effect makes the Company’s equity investments in healthy bank subsidiaries available to the FDIC to assist any failing or failed bank subsidiary of the Company. The Company does not currently control any other banks.

The Bank

General. The Bank operates as a state nonmember banking association incorporated under the laws of the State of Maryland and is subject to examination by the FDIC and the Commissioner. Deposits in the Bank are insured by the FDIC up to a maximum amount (generally $100,000 per depositor, subject to aggregation rules). The Commissioner and the FDIC regulate or monitor all areas of the Bank’s operations, including security devices and procedures, adequacy of capitalization and loss reserves, loans, investments, borrowings, deposits, mergers, issuances of securities, payment of dividends, interest rates payable on deposits, interest rates or fees chargeable on loans, establishment of branches, corporate reorganizations, maintenance of books and records, and adequacy of staff training to carry on safe lending and deposit gathering practices. The FDIC requires the Bank to maintain certain capital ratios and imposes limitations on the Bank’s aggregate investment in real estate, bank premises, and furniture and fixtures. The Bank is required by the FDIC and the Commissioner to prepare quarterly reports on the Bank’s financial condition and to conduct an annual audit of its financial affairs in compliance with minimum standards and procedures prescribed by the Commissioner.

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

State nonmember banks which have been newly chartered within the past two years, and state nonmember banks and their holding companies which have undergone a change in control within the past two years or which have been deemed by the FDIC to be troubled institutions, must give the FDIC or the Board of Governors, respectively, 30 days prior notice of the appointment of any senior executive officer or director. Within the 30-day period, the FDIC or the Board of Governors, as the case may be, may disapprove any such appointment.

Transactions with Affiliates and Insiders. The Bank is subject to Section 23A of the Federal Reserve Act, which places limits on the amount of loans or extensions of credit to, or investments in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. The aggregate of all covered transactions is limited in amount, as to any one affiliate, to 10% of the Bank’s capital and surplus and, as to all affiliates combined, to 20% of the Bank’s capital and surplus. Furthermore, within the foregoing limitations as to amount, each covered transaction must meet specified collateral requirements. Compliance is also required with certain provisions designed to avoid the taking of low quality assets. The Bank is also subject to Section 23B of the Federal Reserve Act which, among other things, prohibits an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with non-affiliated companies. The Bank is subject to certain restrictions on extensions of credit to executive officers, directors, certain principal stockholders, and their related interests. Such extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.

Community Reinvestment Act. The Community Reinvestment Act requires that each insured depository institution be evaluated by its primary federal regulator with respect to its record in meeting the credit needs of its local community, including low and moderate income neighborhoods, consistent with the safe and sound operation of those institutions. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria would impose additional requirements and limitations on the Bank. The Bank received a satisfactory rating in its most recent evaluation.

The USA Patriot Act of 2001. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“USA Patriot Act”) was enacted in October 2001. The USA Patriot Act is intended to strengthen U.S. law enforcement’s and the intelligence communities’ ability to work cohesively to combat terrorism on a variety of fronts. The potential impact of the USA Patriot Act on financial institutions of all kinds is significant and wide ranging. The USA Patriot Act contains sweeping anti-money laundering and financial transparency laws and requires various regulations, including: (i) due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons; (ii) standards for verifying customer identification at account opening; (iii) rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering; (iv) reports by nonfinancial trades and business filed with the Treasury Department’s Financial Crimes Enforcement Network for transactions exceeding $10,000; and (v) filing of suspicious activities reports involving securities by brokers and dealers if they believe a customer may be violating U.S. laws and regulations.

Privacy. In addition to expanding the activities in which banks and bank holding companies may engage, the GLB Act also imposed new requirements on financial institutions with respect to customer privacy. The GLB Act generally prohibits disclosure of customer information to non-affiliated third parties unless the customer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually. Financial institutions, however, will be required to comply with state law if it is more protective of customer privacy than the GLB Act.

Sarbanes-Oxley Act of 2002. In June 2003, the Securities and Exchange Commission (the “SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002. If the Company does not complete the going-private transaction, commencing with its 2004 Annual Report on Form 10-KSB, the Company will be required to include a report of management on the Company’s internal control over financial reporting. The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate control over financial reporting as of year-end; of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting; and that the Company’s independent accounting firm has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which report is also required to be filed as part of the Annual Report.

The Bank Secrecy Act and Money Laundering Laws. The Bank Secrecy Act, or BSA, enacted into law in 1970, requires every financial institution within the United States to file a Currency Transaction Report with the Internal Revenue Service, or IRS, for each transaction in currency of more than $10,000 not exempted by the Treasury Department.

The Money Laundering Prosecution Improvements Act requires financial institutions, typically banks, to verify and record the identity of the purchaser upon the issuance or sale of bank checks or drafts, cashier’s checks, traveler’s checks, or money orders involving $3,000 or more in cash. Institutions must also verify and record the identity of the originator and beneficiary of certain funds transfers.

Other Regulations. Interest and certain other charges collected or contracted for by the Bank are subject to state usury laws and certain federal laws concerning interest rates. The Bank’s loan operations are also subject to certain federal laws applicable to credit transactions, such as the federal Truth-In-Lending Act governing disclosures of credit terms to consumer borrowers, the Home Mortgage Disclosure Act of 1975 requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves, the Equal Credit Opportunity Act prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit, the Fair Credit Reporting Act of 1978 governing the use and provision of information to credit reporting agencies, the Fair Debt Collection Act governing the manner in which consumer debts may be collected by collection agencies, and the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws. The deposit operations of the Bank also are subject to the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records, and the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Deposit Insurance

The FDIC establishes rates for the payment of premiums by federally insured banks and thrifts for deposit insurance. A separate Bank Insurance Fund (“BIF”) and Savings Association Insurance Fund (“SAIF”) are maintained for commercial banks and thrifts, respectively, with insurance premiums from the industry used to offset losses from insurance payouts when banks and thrifts fail. Since 1993, insured depository institutions like the Bank have paid for deposit insurance under a risk-based premium system. Under this system, until mid-1995 depository institutions paid to BIF or SAIF from $0.23 to $0.31 per $100 of insured deposits depending on its capital levels and risk profile, as determined by its primary federal regulator on a semi-annual basis. Once the BIF reached its legally mandated reserve ratio in mid-1995, the FDIC lowered premiums for well-capitalized banks, eventually to $0.00 per $100, with a minimum semiannual assessment of $1,000. However, in 1996 Congress enacted the Deposit Insurance Funds Act of 1996, which eliminated this minimum assessment. It also separated the Financing Corporation (“FICO”) assessment to service the interest on its bond obligations. The amount assessed on individual institutions, including the Bank, by FICO is in addition to the amount paid for deposit insurance according to the risk-related assessment rate schedule. Increases in deposit insurance premiums or changes in risk classification will increase the Bank’s cost of funds, and there can be no assurance that such cost can be passed on to the Bank’s customers.

Dividends

The principal source of the Company’s cash revenues comes from dividends received from the Bank. The amount of dividends that may be paid by the Bank to the Company depends on the Bank’s earnings and capital position and is limited by federal and state law, regulations, and policies. The Federal Reserve has stated that bank holding companies should refrain from or limit dividend increases or reduce or eliminate dividends under circumstances in which the bank holding company fails to meet minimum capital requirements or in which earnings are impaired.

The Company’s ability to pay any cash dividends to its stockholders in the future will depend primarily on the Bank’s ability to pay dividends to the Company. In order to pay dividends to the Company, the Bank must comply with the requirements of all applicable laws and regulations. Under Maryland law, the Bank may pay a cash dividend only from the following, after providing for due or accrued expenses, losses, interest, and taxes: (i) its undivided profits, or (ii) with the prior approval of the Commissioner, its surplus in excess of 100% of its required capital stock. Under FDICIA, the Bank may not pay a dividend if, after paying the dividend, the Bank would be undercapitalized. See “Capital Regulations” below.

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

Capital Regulations

The federal bank regulatory authorities have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, account for off-balance sheet exposure, and minimize disincentives for holding liquid assets. The resulting capital ratios represent qualifying capital as a percentage of total risk-weighted assets and off-balance sheet items. The guidelines are minimums, and the regulators have noted that banks and bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios well in excess of the minimums. The current guidelines require all bank holding companies and federally regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital includes common stockholders’ equity before the unrealized gains and losses on securities available for sale, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangibles and excludes the allowance for loan and lease losses. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate term-preferred stock, and general reserves for loan and lease losses up to 1.25% of risk-weighted assets.

Under the guidelines, banks’ and bank holding companies’ assets are given risk-weights of 0%, 20%, 50%, and 100%. In addition, certain off-balance sheet items are given credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight will apply. These computations result in the total risk-weighted assets. Most loans are assigned to the 100% risk category, except for first mortgage loans fully secured by residential property and, under certain circumstances, residential construction loans, both of which carry a 50% risk-weight. Most investment securities are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% risk-weight, and direct obligations of or obligations guaranteed by the United States Treasury or United States Government agencies, which have a 0% risk-weight.

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

FDICIA established a new capital-based regulatory scheme designed to promote early intervention for troubled banks and requires the FDIC to choose the least expensive resolution of bank failures. The new capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” To qualify as a “well capitalized” institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. As of December 31, 2003, the Company and the Bank were qualified as “well capitalized.” See “Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Under the FDICIA regulations, the applicable agency can treat an institution as if it were in the next lower category if the agency determines (after notice and an opportunity for hearing) that the institution is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice. The degree of regulatory scrutiny of a financial institution will increase, and the permissible activities of the institution will decrease, as it moves downward through the capital categories. Institutions that fall into one of the three undercapitalized categories may be required to (i) submit a capital restoration plan; (ii) raise additional capital; (iii) restrict their growth, deposit interest rates, and other activities; (iv) improve their management; (v) eliminate management fees; or (vi) divest themselves of all or part of their operations. Bank holding companies controlling financial institutions can be called upon to boost the institutions’ capital and to partially guarantee the institutions’ performance under their capital restoration plans.

These capital guidelines can affect the Company in several ways. If the Bank begins to grow at a rapid pace, a premature “squeeze” on capital could occur making a capital infusion necessary. The requirements could impact the Company’s ability to pay dividends. The Company’s present capital levels are more than adequate; however, rapid growth, poor loan portfolio performance, or poor earnings performance or a combination of these factors could change the Bank’s capital position in a relatively short period of time.

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

Interstate Banking and Branching Restrictions

On September 29, 1994, the federal government enacted the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Banking Act”). The Interstate Banking Act became effective on September 29, 1995, and permits eligible bank holding companies in any state, with regulatory approval, to acquire banking organizations in any other state. Effective June 1, 1997, the Interstate Banking Act allowed banks with different home states to merge, unless a particular state opts out of the statute. Consistent with the Interstate Banking Act, Maryland adopted legislation in 1995 which permits interstate bank mergers beginning September 29, 1995.

In addition, beginning June 1, 1997, the Interstate Banking Act permitted national and state banks to establish de novo branches in another state if there is a law in that state which applies equally to all banks and expressly permits all out-of-state banks to establish de novo branches. In 1995, Maryland adopted “opt-in” legislation by which Maryland adopted the federal legislation effective September 29, 1995, before it automatically took effect on June 1, 1997. The Maryland legislation permits out-of-state banks to establish branches in Maryland by opening a de novo branch, by acquiring an existing branch from a Maryland depository institution, or as a result of an interstate merger with a Maryland banking organization, as long as such states grant similar privileges for acquiring banking organizations in their states to banking organizations in Maryland. Under Maryland law, the Bank may open branches state-wide, subject to the prior approval of the Commissioner and the FDIC. There are currently no definite plans for the Company to acquire any bank, but the Company remains open to acquisitions as part of its strategic plan.

Enforcement Powers

FIRREA expanded and increased civil and criminal penalties available for use by the federal regulatory agencies against depository institutions and certain “institution-affiliated parties.” Institution-affiliated parties primarily include management, employees, and agents of a financial institution, as well as independent contractors and consultants such as attorneys and accountants and others who participate in the conduct of the financial institution’s affairs. These practices can include the failure of an institution to timely file required reports or the filing of false or misleading information or the submission of inaccurate reports. Civil penalties may be as high as $1,000,000 a day for such violations. Criminal penalties for some financial institution crimes have been increased to 20 years. In addition, regulators are provided with greater flexibility to commence enforcement actions against institutions and institution-affiliated parties. Possible enforcement actions include the termination of deposit insurance. Furthermore, banking agencies’ power to issue cease-and-desist orders was expanded. Such orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnification or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions as determined by the ordering agency to be appropriate.

Effect of Governmental Monetary Policies

The Company’s earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve have major effects upon the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.

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

Item 2. Description of Property

The Company’s and the Bank’s main office is located at 501 Idlewild Avenue, Easton, Maryland on approximately 53,000 square feet of land at the corner of Idlewild Avenue and Caulk Lane. The Bank also operates branch facilities at the William Hill Manor located on Dutchman’s Lane in Easton, Maryland, on Market Street in Denton, Maryland, and on Factory Street in Oxford, Maryland. In addition in April of 2003, the Bank opened a branch office at 106 Marlboro Road in Easton, Maryland. The William Hill Manor branch is limited to accepting deposits and cashing checks and is open only for limited hours each business day. See Item 12. “Certain Relationships and Related Transactions.”

The main office building, which was constructed by the Bank in 1993, is a two-story building consisting of approximately 14,000 square feet. The Bank presently occupies approximately 11,600 square feet for housing the main office of the Bank, the operations center of the Bank, and the executive offices of the Company and the Bank. The remaining additional space in the building has been leased to third parties. As of December 31, 2003, there were no mortgages or liens on the main office building.

Approximately 1,800 square feet of the main office building is leased by the Bank to a third party with an initial lease term of eight years beginning August 1, 1997 and annual rent for this lease is $20,020, subject to annual rent increases. In addition, approximately 600 square feet of the main office building is leased to William Hill Manor, Inc. with an annual rent of $7,938. The lease was renewed on June 30, 2003 for a five-year term. Dr. W. David Hill, the Chief Executive Officer of the Company, is the Chief Executive Officer, founder and principal stockholder of William Hill Manor, Inc.

The Bank’s William Hill Manor branch office, with approximately 72 square feet, is leased pursuant to a five-year lease that was renewed effective July 1, 2000 with an annual rent of $3,600. At the end of the current term, the lease provides an option to extend with rent increases contingent on the performance of the Bank and based on the consumer price index.

The Denton branch office, with approximately 1,733 square feet, is leased pursuant to a five-year lease which commenced June 4, 1999, with a monthly rent of $2,166. This lease provides for three five-year renewals at the option of the Bank.

The Oxford branch office, with approximately 900 square feet, was originally leased pursuant to a five-year lease dated September 1, 1997, between the Town of Oxford and NationsBank, N.A., with a monthly rent of $1,400. The lease was assigned to the Bank as of November 9, 2002, and it expired on August 31, 2003. The

Town of Oxford and the Bank have orally agreed to renew the lease for an additional five years on the same terms as the expired lease. The Bank currently occupies the space on a month-to-month basis until the new lease is finalized.

The Marlboro Road branch office, with approximately 1,400 square feet, is leased pursuant to a five-year lease, dated November 21, 2002, with a five-year option renewal period. Monthly rent during the first two years of the lease is $1,800 and during years three through five is $1,908.

Item 3. Legal Proceedings

There are no material pending legal proceedings to which the Company or the Bank or any of their properties are subject. Neither the Company nor the Bank is aware of any pending or threatened governmental proceeding.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the stockholders of the Company during the fourth quarter of 2003.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

General

The Company’s Articles of Incorporation authorize it to issue up to 5,000,000 shares of its Common Stock. The Company closed the Offering of Common Stock on December 31, 1992, in which the Company offered for sale a minimum of 535,000 shares and a maximum of 700,000 shares at a purchase price of $10.00 per share. As a result of the Offering, 559,328 shares of the Common Stock were issued.

As of March 30, 2004, there were 764,507 shares of Common Stock issued and outstanding. There is no active public trading market in the stock, and there is no likelihood that an active trading market will develop in the near future. The development of an active trading market may be inhibited because insiders hold a large portion of the Company’s shares. Transactions in the Common Stock are infrequent and are negotiated privately between the persons involved in those transactions.

Quotations for the Company’s Common Stock are available on the Over-the-Counter Bulletin Board under the symbol “EASB”. The following table sets forth the high and low sales prices of the Common Stock during the periods indicated as reported by Nasdaq. The prices reflect inter-dealer prices, without retail mark-up, markdown or commissions, and may not necessarily represent actual transactions.

		Market Price
		High	Low
2002	First Quarter	$10.75	$10.25
	Second Quarter	10.90	10.25
	Third Quarter	11.15	10.65
	Fourth Quarter	11.50	10.95

2003	First Quarter	$11.80	$11.15
	Second Quarter	14.80	12.00
	Third Quarter	13.10	12.60
	Fourth Quarter	18.75	13.55

The last trade of which management of the Company is aware occurred on March 29, 2004, in which 670 shares were sold for $16.60 per share. As of March 29, 2004, the Company had approximately 446 stockholders of record. The number of beneficial owners is unknown to the Company at this time.

In connection with the organization of the Company and the Bank, the Company issued warrants to acquire shares of the Company’s Common Stock at an exercise price of $10.00 per share. The warrants were exercisable over a ten-year period ending June 30, 2003. In December of 2002, outstanding warrants to acquire 5,515 shares of common stock at an exercise price of $10.00 per share were exercised by one warrant-holder and from April through June of 2003, outstanding warrants to acquire 198,674 shares of Common Stock at a per share exercise price of $10.00 were exercised by 27 warrant-holders. As a result, the Company issued 204,189 shares of its Common Stock from December of 2002 through June of 2003. Of the warrants issued to the organizers, 3,611 expired on June 30, 2003 without being exercised. The shares of Common Stock issued pursuant to the exercise of the warrants were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, relating to sales not involving a public offering.

Dividends

The principal source of the Company’s cash revenues comes from dividends received from the Bank. The amount of dividends that may be paid by the Bank to the Company depends on the Bank’s earnings and capital position and is limited by federal and state law, regulations, and policies. The Federal Reserve has stated that bank holding companies should refrain from or limit dividend increases or reduce or eliminate dividends under circumstances in which the bank holding company fails to meet minimum capital requirements or in which earnings are impaired.

The cash dividends paid per share by quarter for the Company’s last three fiscal years were as follows:

	2003	2002		2001
First Quarter	$0.05	$0.25	(1)	$0.05
Second Quarter	0.05	0.05		0.05
Third Quarter	0.05	0.05		0.05
Fourth Quarter	0.05	0.05		0.05

(1)	Includes a special one-time dividend of $0.20 per share paid to stockholders of record as of January 31, 2002.

In addition to the availability of funds from the Bank, the future dividend policy of the Company is subject to the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, financial condition, cash needs, and general business conditions. If dividends should be declared in the future, the amount of such dividends presently cannot be estimated and it cannot be known whether such dividends would continue for future periods. The Company does intend to pay a quarterly cash dividend; however, any future declaration and payment of dividends will depend upon, among other factors, our results of operations and financial condition, future prospects, regulatory capital requirements, and other factors deemed relevant by the Board of Directors.

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the Company’s financial statements and related notes and other statistical information included elsewhere herein.

Overview

Consolidated income of the Company is derived primarily from operations of the Bank. Net income for 2003 increased to $571,126 from $549,801 in 2002 due to increases in net interest income and other revenue in excess of the increases in other operating expenses. Return on equity decreased to 7.57% for 2003 from 9.28% in 2002. Average stockholders’ equity increased 27% or $1,619,838 from $5,923,113 to $7,542,951 due to the exercise of warrants to acquire Common Stock during the first and second quarters of 2003.

Recent Developments

Effective December 5, 2003, the Company entered into a merger agreement pursuant to which the Company will merge with Easton Facilitation, Inc., a newly-formed subsidiary of the Company organized solely for the purpose of effecting what is commonly referred to as a “going private transaction.” The purpose of the merger is to reduce the number of stockholders of the Company to fewer than 300, as required for the suspension of the Company’s reporting requirements under Section 15(d) of the Securities Exchange Act of 1934, as amended.

In connection with the going private transaction, on December 18, 2003 the Board of Directors of the Company approved certain matters relating to the private placement of trust preferred securities, including the formation of Easton Capital Trust I, a Delaware statutory trust, as a subsidiary of the Company. On December 24, 2003, Easton Capital Trust I completed the private placement of $3,000,000 of trust preferred securities and in connection, the Company issued floating rate junior subordinated debentures in an amount of $3,093,000, with net proceeds to the Company of $2,972,500. The Company will use the net proceeds to partially fund the amount to be paid to cash-out stockholders in the going private transaction.

Results of Operations

The Company reported net income of $571,126, or $0.84 per share, for the year ended December 31, 2003, which represents an increase of $21,325 from $549,801, or $0.98 per share, for the year ended December 31, 2002. Net interest income increased by $350,235 and other operating revenue increased $243,349 which was partially offset by an increase in other operating expenses of $675,069.

Net interest income increased $350,235, or 10.99%, to $3,536,177 from $3,185,942 in 2002. This increase in net interest income was the result of a $60,606 decrease in interest expense and an increase in interest income of $289,629. During 2003, the Company experienced a decrease in the net interest spread to 3.91% in 2003 from 4.15% in 2002. The net interest margin decreased to 3.96% in 2003 from 4.18% in 2002.

During 2003, the Company recorded loan recoveries of $111,448 and loan losses of $56,035 resulting in net recoveries of $55,413 compared to the 2002 net loan loss charge-offs of $116,342. As a result of these recoveries, the Company decreased its provision for loan losses by $133,835 to $156,598 during 2003, compared to a provision for loan losses of $290,433 in 2002.

The Company had loans over ninety days delinquent on which the accrual of interest had been discontinued totaling $220,401 and $326,289 as of December 31, 2003 and 2002, respectively. As of December 31, 2003, the accrual of interest had been discontinued on loans totaling $140,593 where the loans were less than ninety days delinquent compared to $197,821 as of December 31, 2002. Loans over ninety days delinquent but still accruing interest increased from $1,000 as of December 31, 2002, to $432,017 as of December 31, 2003. The Company’s allowance for loan losses as a percentage of its year-end loans was 1.40% at December 31, 2003 compared to 1.28% at December 31, 2002.

Noninterest income increased $243,349, or 39.44%, to $860,430 in 2003 from $617,081 in 2002. Mortgage banking fees increased $101,489 due primarily to increased loan volume, increased refinancing and a low-interest rate environment. Return check and overdraft fees increased $48,634 and ATM network fees and VISA fees increased $14,958, both due to increased account volume.

Noninterest expense increased $675,069, or 25.36%, from $2,661,481 in 2002 to $3,336,550 in 2003. The increase was primarily the result of an increase of $418,873 in compensation and related expenses, an increase of $50,011 in occupancy expenses, an increase of $65,083 for professional fees, an increase of $15,036 for data processing, an increase of $12,125 for directors fees, an increase of $5,400 for furniture and equipment, and an increase of $12,568 for training.

The efficiency ratio is a supplemental financial measure utilized in management’s internal evaluation of the Company and is not defined under generally accepted accounting principles. The efficiency ratio is calculated by dividing total noninterest expenses, excluding intangible amortization expense, by net interest income plus noninterest income, excluding net security gains (losses). An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease would indicate a more efficient allocation of resources. The Company’s efficiency ratio increased to 75.89% in 2003, compared to 69.98% in 2002. The change is primarily the result of noninterest expenses increasing more than net interest income.

Net Interest Income

The primary source of income for the Company is net interest income, which is the difference between revenue on interest-earning assets, such as investment securities and loans, and interest incurred on interest-bearing sources of funds, such as deposits and other borrowings. The level of net interest income is determined primarily by the average balances of interest-earning assets and funding sources and the various rate spreads between the interest-earning assets and the Company’s funding sources. The table “Average Balances, Income and Expenses, and Rates” which follows shows the Company’s average volume of interest-earning assets and interest-bearing liabilities for 2003 and 2002 and related interest income/expense and yields. Changes in net interest income from period to period result from increases or decreases in the volume of interest-earning assets and interest-bearing liabilities, and increases or decreases in the average rates earned and paid on such assets and liabilities. The volume of interest-earning assets and interest-bearing liabilities is affected by the ability to manage the earning-asset portfolio (which includes loans) and the availability of particular sources of funds, such as noninterest bearing deposits. The table “Analysis of Changes in Net Interest Income” shows the amount of net interest income change from rate changes and from activity changes.

The following table depicts interest income on earning assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for 2003 and 2002. Interest on tax-favored investments and loans are reported on a fully taxable equivalent basis.

Average Balances, Income and Expenses, and Rates

	For the Year Ended December 31, 2003			For the Year Ended December 31, 2002
	Average Balance	Income/ Expenses	Yield/ Rate	Average Balance	Income/ Expenses	Yield/ Rate
Assets
Federal funds sold	$3,270,695	$33,650	1.03%	$3,133,360	$51,816	1.65%
Investment securities:
U.S. government agency	3,307,246	97,040	2.93	3,695,210	150,458	4.59
State and municipal	460,696	23,246	5.05	99,684	6,181	6.20
GNMA’s	1,611,440	75,086	4.66	1,560,644	90,719	5.81
Other	464,320	17,810	3.84	431,500	24,024	5.57

Total investment securities	5,843,702	213,182	3.65	5,787,038	271,382	4.69

Loans:
Demand and time	19,508,906	1,118,844	5.74	16,758,375	1,067,587	6.37
Mortgage	58,854,852	3,829,786	6.51	48,093,350	3,468,875	7.21
Installment	3,483,598	304,362	8.74	3,717,123	340,985	9.17

Total loans	81,847,356	5,252,992	6.42	68,568,848	4,877,447	7.11
Allowance for loan losses	1,049,383			830,372

Total loans, net of allowance	80,797,973	5,252,992	6.50	67,738,476	4,877,447	7.20

Total interest-earning assets	89,912,370	5,499,824	6.12	76,658,874	5,200,645	6.78

Noninterest-bearing cash	2,771,038			2,093,216
Bank premises and equipment	1,831,649			1,594,570
Other assets	2,102,668			1,870,535

Total assets	$96,617,725			$82,217,195

Liabilities and Stockholders’ Equity
Interest-bearing deposits:
Savings and NOW deposits	$20,075,097	$142,618	0.71%	$15,225,692	$167,992	1.10%
Money market deposits	9,250,449	113,036	1.22	7,054,689	95,885	1.36
Other time deposits	41,952,414	1,434,700	3.42	42,768,276	1,609,468	3.76

Total interest-bearing deposits	71,277,960	1,690,354	2.37	65,048,657	1,873,345	2.88
Noninterest-bearing deposits	10,186,828	—	—	7,981,612	—	—

Total deposits	81,464,788	1,690,354	2.07	73,030,269	1,873,345	2.57
Borrowed funds	7,185,909	245,510	3.42	2,958,155	123,125	4.16

	88,650,697	1,935,864	2.18	75,988,424	1,996,470	2.63

Other liabilities	424,077			305,658
Stockholders’ equity	7,542,951			5,923,113

Total liabilities and stockholders equity	$96,617,725			$82,217,195

Net interest spread			3.94%			4.15%

Net interest income		$3,563,960			$3,204,175

Net margin on interest-earning assets			3.96%			4.18%

The key performance measure for net interest income is the “net margin on interest-earning assets,” or net interest income divided by average interest-earning assets. The Company’s net interest margin for 2003 was 3.96%, compared to 4.18% for 2002. The decrease is due primarily to a decreasing loan rate environment partially offset by a decreasing deposit interest rate environment. As a result of the significant amount of fixed rate loans, the Bank’s net interest income may increase in a falling interest rate environment and decrease in a rising interest rate environment. The net margin may decline, however, if competition increases, loan demand or quality decreases, or the cost of funds rises faster than the return on loans. Although such expectations are based on management’s judgment, actual results will depend on a number of factors that cannot be predicted with certainty, and fulfillment of management’s expectations cannot be assured.

The following table reflects the amount of net interest income change from rate changes and from activity changes for 2003 compared to 2002 and for 2002 compared to 2001.

Analysis of Changes in Net Interest Income

	Year Ended December 31, 2003 Compared with 2002			Year Ended December 31, 2002 Compared with 2001
		Variance due to			Variance due to
	Total	Rate(1)	Volume	Total	Rate(1)	Volume
Earning Assets

Interest-bearing deposits	$—	$—	$—	$(520)	$—	$(520)
Federal funds sold	(18,166)	(20,432)	2,266	(59,195)	(65,916)	6,721
Investment Securities:
U.S. government agency	(69,051)	(53,575)	(15,476)	(5,899)	(58,004)	52,105
State and municipal	17,065	(5,318)	22,383	6,181	—	6,181
Other	(6,214)	(8,042)	1,828	(4,702)	(6,412)	1,710
Loans:
Demand and time	51,257	(123,952)	175,209	(89,174)	(283,375)	194,201
Mortgage	360,911	(414,993)	775,904	(69,936)	(609,792)	539,856
Installment	(36,623)	(15,209)	(21,414)	(30,013)	(10,674)	(19,339)

Increase (decrease) in interest income	299,179	(641,521)	940,700	(253,259)	(1,034,173)	780,915

Interest-Bearing Liabilities

Savings and NOW deposits	(25,374)	(78,717)	53,343	(35,341)	(121,062)	85,721
Money market deposits	17,151	(12,711)	29,862	(131,088)	(76,602)	(54,486)
Other time deposits	(174,768)	(144,092)	(30,676)	(530,024)	(792,845)	262,821
Federal funds purchased and short-term borrowings	122,385	(53,490)	175,875	21,418	(28,259)	49,677

Increase (decrease) in interest expense	(60,606)	(289,010)	228,404	(675,035)	(1,018,768)	343,733

Increase (decrease) in net interest income	$359,785	$(352,511)	$712,296	$421,777	$(15,405)	$437,182

(1)	The variance that is both rate/volume related is included in the rate variance.

Fourth Quarter Results

Net income for the Company for the three months ended December 31, 2003, was $166,715, compared to $141,364 for the corresponding period in 2002. Fully diluted earnings per share for the fourth quarters of 2003 and 2002 were $0.18 and $0.24, respectively. This decrease was the result of the Company’s issuance of shares of Common Stock upon the exercise of warrants during the first two quarters of 2003. The Company did not increase the provision for loan losses for the three months ended December 31, 2003, compared to an increase of $131,442 for the corresponding period in 2002 because management believed that the Company maintained an adequate amount in the allowance for loan losses based upon its analysis of the loan portfolio.

The increase in net interest income during the fourth quarter of 2003, when compared to the corresponding period of 2002, of $73,057 was due primarily to the maturity of higher yielding certificates of deposit that were renewed at lower rates and an increase in the volume of interest-earning assets.

Noninterest income increased $36,919 to $214,384 for the fourth quarter of 2003, from $177,465 for the fourth quarter of 2002. This increase was due primarily to the increase in service charges on deposit accounts from deposit growth of approximately $30,000, the increase in ATM network and VISA fees of approximately $3,000, and fee income of approximately $35,000 from the sale of non-deposit products. These increases were partially offset by a decrease in mortgage origination fee income of approximately $32,000.

Total operating expenses increased $111,211 to $821,854 for the quarter ended December 31, 2003, from $710,643 for the quarter ended December 31, 2002. The increase was primarily related to an increase in salaries and benefits of approximately $68,000. During the first quarter of 2003, the Bank hired an associate to sell non-deposit products. Three additional associates were hired in the second quarter of 2003 to open the branch office location on Marlboro Road. Occupancy expenses increase approximately $16,000 related to opening the Marlboro Road location in April of 2003. The increase is other expenses incurred included an increase in FDIC insurance of $6,000, an increase in debit card losses of $6,000 and an increase of legal fees of $42,000.

The Company did not record a fourth quarter loan loss provision during 2003 as compared to a provision in 2002 of $131,442. These provisions were the result of an analysis of the loan portfolios at the end of each year. The Company recorded charge-offs of approximately $26,990 and recoveries of approximately $60,696 during the fourth quarter of 2003.

Composition of Loan Portfolio

Because loans are expected to produce higher yields than investment securities and other interest-earning assets (assuming that loan losses are not excessive), the absolute volume of loans and the volume as a percentage of total earning assets is an important determinant of net interest margin. Average loans, net of the allowance for loan losses, were $80,797,973 and $67,738,476 during 2003 and 2002, respectively, which constituted 89.86% and 88.36%, respectively, of average interest-earning assets for the periods. At December 31, 2003, the Company’s loan to deposit ratio was 94.81%, compared to 96.39% at December 31, 2002. The Bank extends loans primarily to customers located in and near Talbot and Caroline Counties. There are no industry concentrations in the Bank’s loan portfolio. The Bank does, however, have a substantial portion of its loans in real estate and performance may be influenced by the real estate market in the region.

The following table sets forth the composition of the Company’s loan portfolio as of December 31, 2003 and 2002.

Composition of Loan Portfolio

	December 31,
	2003		2002
	Amount	Percent of Total	Amount	Percent of Total
Commercial	$15,489,770	19.07%	$14,062,135	19.42%
Real estate – residential	22,461,210	27.65	21,158,996	29.23
Real estate – commercial	25,611,548	31.53	19,191,931	26.51
Construction	6,095,181	7.50	7,319,229	10.11
Home equity	6,044,563	7.44	5,505,157	7.60
Consumer	5,532,637	6.81	5,161,789	7.13

Total loans	81,234,909	100.00%	72,399,237	100.00%

Less deferred loan origination fees, net of deferred origination costs	6,919		8,597
Less allowance for loan losses	1,136,870		924,859

Net loans	$80,091,120		$71,465,781

As noted in the table above, as of December 31, 2003 approximately $47,196,499 or 58.10% of the loan portfolio consisted of commercial loans, commercial real estate loans, and real estate construction loans. Of this amount, $26,452,384, or 56.05%, matures within one year.

The following table sets forth the maturity distribution, classified according to sensitivity to changes in interest rates, for selected components of the Company’s loan portfolio as of December 31, 2003.

Loan Maturity Schedule and Sensitivity to Changes in Interest Rates

	December 31, 2003
	One Year Or Less	Over One Through Five Years	Over Five Years	Total
Commercial	$10,188,341	$4,697,242	$604,187	$15,489,770
Real estate – residential	10,439,405	10,371,839	1,649,966	22,461,210
Real estate – commercial	10,262,467	12,664,021	2,685,060	25,611,548
Construction	6,001,576	93,605	—	6,095,181
Home equity	6,044,563	—	—	6,044,563
Consumer	2,556,804	2,645,752	330,081	5,532,637

Total	$45,493,156	$30,472,459	$5,269,294	$81,234,909

Fixed interest rate	$27,413,455	$27,645,107	$5,184,323	$60,242,885
Variable interest rate	18,079,701	2,827,352	84,971	20,992,024

Total	$45,493,156	$30,472,459	$5,269,294	$81,234,909

As of December 31, 2003, $60,242,885, or 74.16%, of the total loans were fixed rate loans. The significant amount of fixed rate loans was the result of the market demand of the Bank. With such a significant amount of fixed rate loans, the Bank’s net interest income is expected to decrease in a rising interest rate environment, but is expected to increase in a falling interest rate environment, unless the loans are renegotiated.

Loan Quality

The allowance for loan losses represents a reserve for potential losses inherent in the loan portfolio. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular emphasis on non-accruing, past due, and other loans that management believes require attention. The determination of the reserve level rests upon management’s judgment about factors affecting loan quality and assumptions about the economy. Management considers the year-end allowance appropriate and adequate to cover possible losses in the loan portfolio; however, management’s judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan loss or that additional increases in the loan loss allowance will not be required.

For significant problem loans, management’s review consists of an evaluation of the financial strengths of the borrowers and guarantors, the related collateral, and the effects of economic conditions. The Bank uses a loan grading system where all loans are graded based on management’s evaluation of the risk associated with each loan. Based on the loan grading, a factor is applied to the loan balance to reserve for potential losses. The overall evaluation of the adequacy of the total allowance for loan losses is based on an analysis of historical loan loss ratios, loan charge-offs, delinquency trends, and previous collection experience, along with an assessment of the effects of external economic conditions. The Bank’s current policy is to maintain an allowance equal to the greater of approximately 1.15% of gross loans or the results of management’s evaluation of the risk associated with each loan. This allowance is increased for reserves for specific loans identified as substandard during management’s loan review.

The provision for loan losses is a charge to earnings in the current period to replenish the allowance and maintain it at a level management has determined to be adequate. The allowance for loan losses was 1.40% and 1.28% of outstanding loans as of December 31, 2003 and 2002, respectively.

The following table “Allocation of Allowance for Loan Losses,” provides an allocation of the year-end allowance for possible loan losses by loan type; however, allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Allocation of Allowance for Loan Losses

	2003		2002
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
Commercial	$210,553	19.07%	$195,959	19.42%
Real estate	609,337	59.18	456,395	55.74
Construction	45,714	7.50	54,894	10.11
Home equity	45,334	7.44	41,289	7.60
Consumer	127,128	6.81	123,827	7.13
Unallocated	98,804	—	52,495	—

Total	$1,136,870	100.00%	$924,859	100.00%

Activity in the allowance for loan losses is presented in the following table.

Allowance for Loan Losses

	2003	2002
Balance at beginning of year	$924,859	$750,768

Loan charge offs:
Commercial	43,229	125,187
Real Estate	—	8,000
Consumer	12,806	19,050

Total charge offs	56,035	152,237

Recoveries on loans previously charged off
Commercial	83,118	3,975
Real Estate	28,330	—
Consumer	—	31,920

Total loan recoveries	111,448	35,895

Net loan charge offs (recoveries)	(55,413)	116,342
Provision for loan losses charged to expense	156,598	290,433

Balance at end of year	$1,136,870	$924,859

Allowance for loan losses to loans outstanding at end of year	1.40%	1.28%

Net charge-offs/(recoveries) to average loans	(0.07)%	0.17%

As a result of management’s ongoing review of the loan portfolio, loans are classified as nonaccrual when it is not reasonable to expect collection of interest under the original terms. These loans are classified as nonaccrual even though the presence of collateral or the borrower’s financial strength may be sufficient to provide for ultimate repayment. Interest on nonaccrual loans is recognized only when received. A delinquent loan is generally placed in nonaccrual status when it becomes ninety days or more past due. When a loan is placed in nonaccrual status, all interest that has been accrued on the loan but remains unpaid is reversed and deducted from earnings as a reduction of reported interest income. No additional interest is accrued on the loan balance until the collection of both principal and interest becomes reasonably certain. When a problem loan is finally resolved, there ultimately may be an actual writedown or charge-off of the principal balance of the loan which would necessitate additional charges to earnings.

The Company had nonperforming loans totaling $804,188 and $525,110 as of December 31, 2003 and 2002, respectively. Where real estate acquired by foreclosure and held for sale is included with nonperforming loans, the result comprises nonperforming assets. Loans are classified as impaired when the collection of contractual obligations, including principal and interest, is doubtful. Management has identified impaired loans totaling $221,421 as of December 31, 2003 compared to $161,182 as of December 31, 2002.

A potential problem loan is one in which management has serious doubts about the borrower’s future performance under the terms of the loan contract. These loans are current as to principal and interest and, accordingly, they are not included in the nonperforming assets categories. Management monitors these loans closely in order to ensure that the Company’s interests are protected. At December 31, 2003, the Company had 28 borrowers with loans considered by management to be potential problem loans totaling approximately $1,990,546. The level of potential problem loans is factored into the determination of the adequacy of the allowance for loan losses.

Off-Balance Sheet Arrangements

In the normal course of business, the Company enters into various transactions, which, in accordance with accounting principles generally accepted in the United States, are not included in its consolidated balance sheets. The Company enters into these transactions to meet the financing needs of its customers. These transactions include commitments to extend credit and standby letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in the consolidated balance sheets.

The Company’s commitments associated with outstanding letters of credit and commitments to extend credit as of December 31, 2003 and 2002 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

	2003	2002
Construction loan commitments	$4,062,125	$4,634,213
Lines of credit, including home equity lines	9,891,015	6,543,075
Overdraft protection lines	445,922	371,753
Standby letters of credit	408,083	1,053,583

Total	$14,807,145	$12,602,624

Loan commitments and lines of credit are agreements to lend to a customer as long as there is no violation of any condition to the contract. Loan commitments may have interest fixed at current rates, fixed expiration dates, and may require the payment of a fee. Lines of credit generally have variable interest rates. Such lines do not represent future cash requirements because it is unlikely that all customers will draw upon their lines in full at any time. Letters of credit are commitments issued to guarantee the performance of a customer to a third party. Loan commitments and lines and letters of credit are made on the same terms, including collateral, as outstanding loans. The Company’s exposure to credit loss in the event of nonperformance by the borrower is represented by the contract amount of the commitment. Management has included a provision for potential losses from funding these loans in the noninterest expense.

Liquidity and Interest Rate Sensitivity

The primary objective of asset/liability management is to ensure the steady growth of the Company’s primary source of earnings, net interest income. Net interest income can fluctuate with significant interest rate movements. To lessen the impact of these margin swings, the balance sheet should be structured so that repricing opportunities exist for both assets and liabilities in roughly equivalent amounts at approximately the same time intervals. Imbalances in these repricing opportunities at any point in time constitute interest rate sensitivity.

Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to provide sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. These funds can be obtained by converting assets to cash or by attracting new deposits. During the two years ended December 31, 2003, the Company’s liquidity needs have generally been met by growth in core deposits and the cash and federal funds sold position, supplemented by amortizing investment and loan portfolios. Although access to purchased funds from correspondent banks is available and has been utilized on occasion to take advantage of investment opportunities, the Company does not generally rely on these external funding sources.

Average liquid assets (cash and amounts due from banks, interest-bearing deposits in other banks, federal funds sold and investment securities) were 14.59% of average deposits for 2003 compared to 15.08% of average deposits for 2002. As of December 31, 2003, the Company had cash and cash equivalents of $14.7 million, up from $8.6 million, at December 31, 2002. The increase was due mainly to an increase in total deposits and the number of deposit accounts. The Company considers its loan portfolio as an alternate source of liquidity since it has available third parties who will buy participations in loans.

Interest rate sensitivity may be controlled on either side of the balance sheet. On the asset side, management can exercise some control on maturities. Also, loans may be structured with rate floors and ceilings on variable rate notes and by providing for repricing opportunities on fixed rate notes. The Company’s investment portfolio, including federal funds sold, probably provides the most flexible and fastest control over rate sensitivity since it generally can be restructured more quickly than the loan portfolio.

On the liability side, deposit products can be restructured so as to offer incentives to attain the maturity distribution desired. Competitive factors sometimes make control over deposits more difficult and less effective.

Interest rate sensitivity refers to the responsiveness of interest-bearing assets and liabilities to changes in market interest rates. The rate-sensitive position, or gap, is the difference in the volume of rate-sensitive assets and liabilities at a given time interval. The general objective of gap management is to actively manage rate-sensitive assets and liabilities to reduce the impact of interest rate fluctuations on the net interest margin. Management generally attempts to maintain a balance between rate-sensitive assets and liabilities as the exposure period is lengthened to minimize the overall interest rate risk to the Company.

The asset mix of the balance sheet is continually evaluated in terms of several variables; yield, credit quality, appropriate funding sources, and liquidity. Management of the liability mix of the balance sheet focuses on expanding the various funding sources.

The interest rate sensitivity position at December 31, 2003, is presented in the following table “Interest Sensitivity Analysis.” The difference between rate-sensitive assets and rate-sensitive liabilities, or the interest rate sensitivity gap, is shown at the bottom of the table. The Company was asset-sensitive through the one-year period and longer time horizons. For asset-sensitive institutions, if interest rates should decrease, the net interest margins should decline. Since all interest rates and yields do not adjust at the same velocity, the gap is only a general indicator of rate sensitivity.

Interest Sensitivity Analysis

	December 31, 2003
	Within Three Months	After Three but Within Twelve Months	After One but Within Five Years	After Five Years	Total
Assets
Earning assets:
Federal funds sold	$3,521,881	$—	$—	$—	$3,521,881
Investment securities available for sale	100,250	—	3,832,511	4,482,581	8,415,342
Investment securities held to maturity	—	—	—	—	—
Loans held for sale	2,573,497	—	—	—	2,573,497
Loans	36,512,922	8,980,234	30,472,459	5,269,294	81,234,909

Total earning assets	$42,708,550	$8,980,234	$34,304,970	$9,751,875	$95,745,629

Liabilities
Interest-bearing liabilities:
Money market and NOW	$27,463,450	—	—	—	$27,463,450
Savings deposits	6,796,483	—	—	—	6,796,483
Certificates $100,000 and over	2,182,032	2,094,046	10,556,121	—	14,832,199
Certificates under $100,000	3,629,151	6,245,384	13,513,158	—	23,387,693
Securities sold under agreements to repurchase	—	—	—	—	—
Federal Home Loan Bank Note	—	100,000	4,288,498	1,133,980	5,522,478

Total interest-bearing liabilities	$40,071,116	$8,439,430	$28,357,777	$1,133,980	$78,002,303

Period gap	$2,637,434	$540,804	$5,947,193	$8,617,895	$17,743,326

Cumulative gap	$2,637,434	$3,178,238	$9,125,431	$17,743,326	$17,743,326

Ratio of cumulative gap to total earning assets	2.75%	3.32%	9.53%	18.53%	18.53%

The table set forth below entitled “Investment Securities Maturity Distribution and Yields” shows that as of December 31, 2003, the majority of the investment portfolio matures within five years. Securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income. The remaining securities are classified as trading. Trading securities are held primarily for sale in the near term and are carried at their fair values, with unrealized gains and losses included immediately in other income. Management determines the appropriate classification of securities at the time of purchase. All debt securities of the Company have been classified as “available-for-sale.” Securities with limited marketability, such as stock in the Federal Reserve Bank and the Federal Home Loan Bank, are carried at cost. Another source of liquidity is the $500,000 line of credit the Company has from correspondent banks. The Company may borrow up to $12,256,127 from the Federal Home Loan Bank. Based on current outstanding notes to the Federal Home Loan Bank, the Company has $6,734,649 available under this credit facility.

Investment Securities Maturity Distribution and Yields

The following table summarizes the amortized cost of securities as of the dates shown (available-for-sale securities are not adjusted for unrealized gains or losses).

	2003		2002
	Amount	Percentage of Total	Amount	Percentage of Total
Available for Sale:
U.S. Government Agency	$3,774,415	45.27%	$4,719,640	95.77%
State and Municipal	1,517,623	18.20	208,353	4.23
Mortgage-Backed Securities	3,045,277	36.53	—	—

Total Securities	$8,337,315	100.00%	$4,927,993	100.00%

The following table presents the amortized cost and fair value of securities at December 31, 2003 and December 31, 2002:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
December 31, 2003

Available for Sale
U.S. Government Agency	$3,774,415	$21,478	$362	$3,795,531
State and Municipal	1,517,623	29,549	3,403	1,543,769
Mortgage-Backed Securities	3,045,277	37,876	7,111	3,076,042

	$8,337,315	$88,903	$10,876	$8,415,342

December 31, 2002

Available for Sale
U.S. Government Agency	$4,719,640	$107,858	$—	$4,827,498
State and Municipal	208,353	5,418	903	212,868

	$4,927,993	$113,276	$903	$5,040,366

Proceeds from the sale of investments available for sale in 2003 were $762,605. Gross gains of $5,267 were recorded on these sales. Securities with a carrying value of $1,102,812 were pledged as collateral to secure government deposits as of December 31, 2003.

The following table summarizes the contractual maturity of securities and their weighted average yields. Available-for-sale securities are shown at fair value and the Company had no held-to-maturity securities.

	One Year or Less		1-5 Years		5-10 Years		Over 10 Years		Total
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Available for Sale
U.S. Government Agency	$100,250	3.27%	$3,695,281	2.60%	$—	—%	$—	—%	$3,795,531	2.62
State and Municipal	—	—	—	—	467,870	3.54	1,075,899	4.08	1,543,769	3.92
Mortgage-Backed Securities	—	—	137,230	4.64	2,526,483	4.03	412,329	6.50	3,076,042	4.38

Total	$100,250	3.27%	$3,832,511	2.68%	$2,994,353	3.95%	$1,488,228	4.75%	$8,415,342	3.50%

Contractual maturity of mortgage-backed securities and collateralized mortgage obligations is not a reliable indicator of their expected life because borrowers have the right to prepay their obligations at any time. The tax-exempt securities issued by states and political subdivisions are calculated on a tax equivalent basis.

The average yield of the securities portfolio was 3.65% in 2003 compared to 4.69% in 2002. The decline in the average yield over the comparable periods primarily resulted from the investment of new funds received from deposit growth at lower current yields and the reinvestment of proceeds from the early repayment of mortgage-backed securities in similar investments, also at lower current yields. The early repayment of mortgage-backed securities primarily resulted from borrower refinancing due to lower market interest rates.

Deposits and Other Interest-Bearing Liabilities

Average interest-bearing liabilities increased $10,457,057, or 15.38%, from $68,006,812 in 2002 to $78,463,869 in 2003. Average interest-bearing deposits increased $6,229,303, or 9.58%, from $65,048,657 in 2002 to $71,277,960 in 2003. These increases in interest-bearing deposits are the result of continued promotional efforts by management to increase the deposits and loans of the Bank, as well as a loss of confidence in the stock market by customers. The increases also reflected a deposit of the net proceeds to the Company from the trust preferred securities transaction in December of 2003 in an amount of $2,972,500. At December 31, 2003, total deposits were $84,471,192 compared to $74,143,566 at December 31, 2002, an increase of 13.93%.

The following table sets forth the average daily deposits of the Company and the weighted average rates paid on deposits by category as of December 31, 2003 and 2002, respectively.

Deposits

	2003		2002
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Savings accounts	$6,452,633	0.54%	$5,995,619	1.07%
NOW accounts	13,622,464	0.79	9,230,073	1.05
Money market accounts	9,250,449	1.22	7,054,689	1.36
Time deposits less than $100,000	25,255,988	3.30	25,802,718	3.80
Time deposits of $100,000 or over	16,696,426	3.60	16,965,558	3.75

Total interest bearing	71,277,960	2.37	65,048,657	2.88

Noninterest bearing	10,186,828	—	7,981,612	—

Total deposits	$81,464,788	2.07%	$73,030,269	2.57%

Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for the Company’s loan portfolio and other earning assets. The Company’s core deposits increased $13,440,489 during 2003 which included a $3 million deposit of the funds from the Company’s private placement of trust preferred securities. Deposits, and particularly core deposits, have been the Company’s primary source of funding and have enabled the Company to meet both its short-term and long-term liquidity needs. Management anticipates that such deposits will continue to be the Company’s primary source of funding in the future, but management anticipates more borrowings from the Federal Home Loan Bank as a secondary funding source. The Company’s loan-to-deposit ratio was 94.81% at December 31, 2003 and 96.39% at the end of 2002, with a 2003 ratio of average loans to average deposits of 99.18%. The maturity distribution of the Company’s time deposits over $100,000 at December 31, 2003, is shown in the following table.

Maturities of Certificates of Deposit

and Other Time Deposits of $100,000 or More

	December 31, 2003
	Within Three Months	After Three Through Six Months	After Six Through Twelve Months	After Twelve Months	Total
Certificates of deposit of $100,000 or more	$2,182,032	$809,036	$1,285,010	$10,556,121	$14,832,199

Large certificate of deposit customers tend to be extremely sensitive to interest rate levels, making these deposits less reliable sources of funding for liquidity planning purposes than core deposits. Some financial institutions partially fund their balance sheets using large certificates of deposit obtained through brokers. These brokered deposits are generally expensive and are unreliable as long-term funding sources. Accordingly, the Company does not accept brokered deposits.

Borrowed funds consist primarily of short-term borrowings in the form of securities sold under agreements to repurchase and notes from the Federal Home Loan Bank. Average borrowings were $7,185,909 and $2,958,155 during 2003 and 2002, respectively. As previously noted, the Company’s primary funding source is core deposits.

In December of 2003, the Company formed Easton Capital Trust I (the “Trust”) and on December 24, 2003, the Trust issued 3,000 Floating Rate Capital Securities (the “Capital Securities”) with an aggregate liquidation value of $3,000,000 to a third party in a private placement. Concurrent with the issuance of the Capital Securities, the Trust issued trust common securities to the Company in the aggregate liquidation value of $93,000. The proceeds of the issuance of the Capital Securities and trust common securities were invested in the Company’s Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Floating Rate Debentures”). The Floating Rate Debentures will mature on February 8, 2034, which date may be shortened to a date not earlier than February 8, 2009, if certain conditions are met (including the Company having received prior approval of the Board of Governors of the Federal Reserve System and any other required regulatory approvals). These Floating Rate Debentures, which are the only assets of the Trust, are subordinate and junior in right of payment to all present and future senior indebtedness (as defined in the Indenture dated December 24, 2003) of the Company. The Floating Rate Debentures accrue interest at a floating rate equal to the 3-month LIBOR plus 2.85%, payable quarterly. The quarterly interest rate on the Floating Rate Debentures for the period from December 24, 2003 through January 31, 2004 was equal to 4.02%. The quarterly distributions on the Capital Securities will be paid at the same rate that interest is paid on the Floating Rate Debentures.

The Company has fully and unconditionally guaranteed the Trust’s obligations under the Capital Securities. The Trust must redeem the Capital Securities when the Floating Rate Debentures are paid at maturity or upon any earlier prepayment of the Floating Rate Debentures. The Floating Rate Debentures may be prepaid if certain events occur, including a change in the tax status or regulatory capital treatment of the Capital Securities or a change in existing laws that requires the Trust to register as an investment company. The Company received net proceeds of $2,972,500 in the private placement, which will be used to fund the purchase of a portion of its common stock from stockholders in connection with the merger of Easton Facilitation, Inc. into the Company.

The Company owns all of the outstanding common stock of the Trust. The Trust is considered a variable interest entity (“VIE”) under Financial Accounting Standards Board Interpretation (“FIN”) No. 46 “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51,” as revised. Prior to FIN 46, VIEs were generally consolidated by an enterprise when the enterprise had a controlling financial interest through ownership of a majority of voting interest in the entity. Under FIN 46, a VIE should be consolidated by its primary beneficiary. Because the Company is not the primary beneficiary of the Trust, the financial statements of the Trust are not included in the consolidated financial statements of the Company. Although the trust preferred securities are not included as a component of shareholders’ equity on the balance sheet, for regulatory purposes, the trust preferred securities are treated as Tier 1 capital by the Federal Reserve. The treatment of the trust preferred securities as Tier 1 capital, in addition to the ability to deduct the expense of the Floating Rate Debentures for federal income tax purposes, provided the Company with a cost-effective method of raising capital. However, because the Trust is not a part of the Company’s financial statements, the Federal Reserve may in the future disallow inclusion of the trust preferred securities in Tier 1 capital for regulatory capital purposes. The Federal Reserve intends to review the regulatory implications of the change in accounting treatment of subsidiary trusts that issue trust preferred securities and, if necessary or warranted, provide further appropriate guidance. There can be no assurance that the Federal Reserve will continue to permit institutions to include trust preferred securities in Tier 1 capital for regulatory capital purposes.

Noninterest Income

Noninterest income for 2003 was $860,430, compared to noninterest income in 2002 of $617,081, an increase of $243,349, or 39.44%. Mortgage banking revenue increased $101,489 due to the increased volume. Return check and overdraft fee income increased $48,634 and ATM network and VISA fees increased $14,958 due to increased account volume. In 2003, the Bank began to offer non-deposit products which earned $65,820 in fees.

The following table presents the principal components of noninterest income for the years ended December 31, 2003 and 2002, respectively.

Noninterest Income

	2003	2002
Service charges on deposit accounts	$264,139	$213,592
Mortgage banking fees	360,281	258,792
Other noninterest income	236,010	144,697

Total noninterest income	$860,430	$617,081

Noninterest income as a percentage of average total assets	0.89%	0.75%

Noninterest Expense

Noninterest expense increased $675,069, or 25.36%, to $3,336,550 in 2003, from $2,661,481 in 2002. The increase was the result of an increase of $418,873 in compensation and related expenses, an increase of $15,036 for data processing, an increase of $12,125 for directors fees, an increase of $65,083 for professional fees, an increase of $5,400 for furniture and equipment, an increase of $5,808 for collection costs, an increase of $12,568 for training, and increases in occupancy expenses of $50,011. Personnel costs, occupancy costs, and data processing costs increased as a result of the opening of the Marlboro Road branch in Easton, Maryland in April of 2003. Also, personnel expenses increased as a result of the Bank adding an associate to sell non-deposit products.

As the Company experienced greater net loan losses, it also incurred greater collection costs. The increased collection costs were more than offset by the decrease in the provision for loss on loan commitments. Management reviewed the outstanding commitments as of December 31, 2003, determining that the reserve of $47,636, or 5% of outstanding commitments, was adequate.

The following table presents the principal components of noninterest expense for the years ended December 31, 2003 and 2002, respectively.

Noninterest Expense

	2003	2002
Compensation and related expenses	$1,965,349	$1,546,476
Occupancy expense	208,430	158,419
Furniture and equipment expense	145,221	139,821
Advertising	69,373	70,800
Data processing	211,900	196,864
Deposit assessment	35,455	12,182
Directors fees	51,125	39,000
Insurance	13,655	11,905
Loan reports and collection costs	40,057	34,249
Postage	54,590	52,377
Professional fees	158,346	93,263
Provision for loss on loan commitments	(14,256)	(18,626)
Proxy and transfer agent costs	18,242	18,833
Software amortization	15,575	12,947
Stationery and supplies	85,657	72,588
Telephone and postage	39,460	34,861
Training	39,923	27,355
Travel and entertainment	38,689	27,082
Other	159,759	131,085

Total noninterest expense	$3,336,550	$2,661,481

Noninterest expense as a percentage of average total assets	3.45%	3.24%

Capital

Under the capital guidelines of the Federal Reserve Board and the FDIC, the Company and the Bank are currently required to maintain a minimum risk-based total capital ratio of 8%, with at least 4% being Tier 1 capital. Tier 1 capital consists of common stockholders’ equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, less certain intangibles. In addition, the Company and the Bank must maintain a minimum Tier 1 leverage ratio (Tier 1 capital to total assets) of at least 4%.

At December 31, 2003, the Company and the Bank exceeded their regulatory capital ratios, as set forth in the following table.

Analysis of Capital

	Company	Bank	Required Minimums
Tier 1 risk-based capital ratio	13.8%	10.1%	4.0%
Total risk-based capital ratio	15.1%	11.4%	8.0%
Tier 1 leverage ratio	11.3%	8.3%	3.0%

Accounting Rule Changes

Summarized below are the accounting rule changes impacting financial institutions that were approved during 2003.

FASB Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, requires that contracts with comparable characteristics be accounted for similarly. In particular, this statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of Statement No. 133, (2) clarifies when a derivative contains a financing component, and (3) amends certain other pronouncements. This Statement is effective for contracts and hedging relationships entered into or modified after September 30, 2003.

FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, requires that an issuer classify a financial instrument that is within its scope as a liability. This Statement is effective for financial instruments entered into or modified after May 31, 2003.

FASB Interpretation No. 46, Consolidation of Variable Interest Entities, An Interpretation of ARB No. 51, requires consolidation of variable interest entities by the primary beneficiary. This Interpretation is effective for the first interim period or fiscal year beginning after June 15, 2003, for variable interest entities created before February 1, 2003. For entities created after January 31, 2003, the effective date was immediate.

AICPA Statement of Position No. 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, prohibits the carrying over of valuation allowances in loans and securities acquired in a transfer. At transfer, the assets are to be recorded at the total cash flows expected to be collected. The SOP is effective for loans acquired in fiscal years beginning after December 15, 2004.

The accounting policies adopted by management are consistent with accounting principles generally accepted in the United States of America and are consistent with those followed by peer companies.

Impact of Inflation

Unlike most industrial companies, the assets and liabilities of financial institutions, such as the Company and the Bank, are primarily monetary in nature. Therefore, interest rates have a more significant affect on the

Company’s performance than do the effects of changes in the general rate of inflation and changes in prices. In addition, interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. As discussed previously, management seeks to manage the relationships between interest sensitive assets and liabilities in order to protect against wide interest rate fluctuations, including those resulting from inflation. See “Interest Rate Sensitivity” table above.

Industry Developments

Certain recently enacted and proposed legislation could have an effect on both the costs of doing business and the competitive factors facing the financial institutions industry. The Company is unable at this time to assess the impact of this legislation on its financial condition or results of operations.

Item 7. Financial Statements

The financial statements and the notes thereto commence on page F-1 of this Annual Report on Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the three-year period ended December 31, 2003.

Item 8A. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, are effective in timely alerting them to material information required to be included in the Company’s periodic reports filed with the SEC under the Securities Exchange Act of 1934, as amended. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers of Easton

Article Seven of the Company’s Articles of Incorporation and the Company’s Bylaws provide that the Board of Directors shall be divided into three classes with each class to be as nearly equal in number as possible. These provisions also provide that the three classes of directors are to have staggered terms so that the terms of only approximately one-third of the Board members will expire at each annual meeting of stockholders or until their successors are elected and qualified. The Company currently has a total of eighteen directors, with six directors in each of Class I, Class II and Class III. Each class of directors serves for a period of three years. Executive officers serve at the pleasure of Easton’s Board of Directors. The directors are elected by a plurality of the votes cast at the Company’s annual meetings. The terms of the Class I directors will expire at the next annual meeting of the stockholders; the terms of the Class II directors expire at the 2005 annual meeting of the stockholders; and the terms of the Class III directors will expire at the 2006 annual meeting of the stockholders.

The following table sets forth certain information with respect to the executive officers and directors of Easton. None of the directors currently serves as a director of any other company with a class of securities registered pursuant to Section 12 of the Exchange Act. The business address and telephone number of each director and executive officer is c/o Easton Bancorp, Inc., 501 Idlewild Avenue, Easton, Maryland 21601, (410) 819-0300.

Name	Age	Positions held with Easton and the Bank
Jack H. Bishop, DDS	59	Class III Director of Easton and Director of the Bank

J. Parker Callahan, Jr.	71	Class II Director of Easton and Director of the Bank

Charles T. Capute	53	Class III Director of Easton and Director of the Bank

Walter E. Chase, Sr.	68	Director of the Bank

Stephen W. Chitty	58	Class I Director of Easton

Delia B. Denny	70	Director and Executive Vice President of the Bank

J. Fredrick Heaton, DMD	56	Class II Director of Easton and Director of the Bank

Jeffrey N. Heflebower	57	Director and Executive Vice President of the Bank

W. David Hill, D.D.S.	62	Chairman of the Board, Class I Director and Chief Executive Officer of Easton; Chairman of the Board and Director of the Bank

Thomas E. Hill	60	Class I Director of Easton

William C. Hill, P.D.	79	Class II Director of Easton and Director of the Bank

William R. Houck, D.D.S.	61	Class II Director of Easton

M. Linda Kildea	62	Director of the Bank

Pamela H. Lappen	58	Director of the Bank

David F. Lesperance	50	Class III Director of Easton and Director of the Bank

R. Michael S. Menzies, Sr.	56	Class I Director and President of Easton; President and Chief Executive Officer of the Bank

Pamela A. Mussenden	57	Executive Vice President and Treasurer

Name	Age	Positions held with Easton and the Bank
Roger A. Orsini, M.D.	56	Class II Director of Easton

Vinodrai Mehta, M.D.	62	Class III Director of Easton

Marian H. Shannahan	55	Director of the Bank

Mahmood S. Shariff, M.D.	67	Class I Director of Easton and Director of Bank

James B. Spear, Sr.	71	Class II Director of Easton and Director of Bank

Myron J. Szczukowski, Jr., M.D.	51	Class III Director of Easton

Sheila A. Wainwright	57	Class I Director and Secretary of Easton and Director and Secretary of the Bank

Jerry L. Wilcoxon, CPA	45	Class III Director of Easton and Treasurer of Easton

The following sets forth the name of each director and executive officer of Easton, positions held, and a brief description of his or her principal occupation and business experience for at least the preceding five years. Except as otherwise indicated below, each of the directors has been a director of Easton since its formation in 1991. None of the directors are related, except that William C. Hill is the father of W. David Hill, and J. Parker Callahan, Jr. is the father-in-law of Stephen W. Chitty.

Jack H. Bishop, D.D.S., serves as a Class III director of Easton and a director of the Bank. Dr. Bishop has been practicing general dentistry in Easton, Maryland since 1972. He attended Albright College for his dental prerequisites and graduated from the University of Maryland Baltimore College of Dental Surgery in 1969. He served as a Captain in the U.S. Army Dental Corps before starting private practice. He is a member of the American Dental Association, Maryland State Dental Association, and Eastern Shore Dental Society. Dr. Bishop is an active participant in the Maryland Foundation of Dentistry for the Handicapped, in which he donates his time and facilities to elderly, poor, or handicapped individuals for the betterment of their health. Dr. Bishop is a member of the Oxford United Methodist Church where he is chairman of the Administrative Council. In the past, Dr. Bishop has been a partner in an insurance and real estate company as well as a company selling building supplies. He maintains several commercial and real estate holdings.

J. Parker Callahan, Jr., has served as a Class II director of Easton since June 1996 and a director of the Bank since its formation. Mr. Callahan is a farmer and a life-long resident of Talbot County and Easton, Maryland. Since completing high school in 1952, Mr. Callahan has operated a diversified farming operation. In recent years, he has expanded his operation and now is an owner and trainer of race horses. Mr. Callahan also was recently involved in the development of a residential community.

Charles T. Capute, has served as a Class III director of Easton since October 2002 and a director of the Bank since 1994. Mr. Capute is an attorney practicing principally in the area of trusts and estates. In 2002, he became the founding member and partner of Charles T. Capute LLC. Prior to founding Charles T. Capute LLC, Mr. Capute was a partner at Armistead & Capute from 1996 to 2002 and a partner in the Easton, Maryland office of Miles & Stockbridge from 1990 to 1996. Mr. Capute is a 1972 graduate of Kenyon College where he received a B.A. in English. He received his J.D. degree from Capital University in 1976. Mr. Capute is currently Chairman of the Mid-Shore Community Foundation. He is also a member of the Board of the Easton Memorial Hospital Foundation, for which he also serves as Secretary, and the Board of Gunston Day School. Mr. Capute is also a Member of the Advisory Board of the Talbot County YMCA and the President’s Advisory Board of Washington College.

Stephen W. Chitty, has served as a Class I director of Easton since January 2002. He also served as a director of the Bank from its formation in 1991 until January 2002. Mr. Chitty has been the owner and operator of Talbot Crown and Bridge Dental Laboratory in Easton, Maryland, since 1978. Upon graduation from high school, he attended three years of college before enlisting in the United States Air Force. He served four years in the Air

Force’s medical-dental field. Following an honorable discharge from the Air Force, Mr. Chitty attended a one-year dental lab school. After working for dental labs in the Baltimore-Washington area for several years, and earning the title of Certified Dental Technician, Mr. Chitty moved to the Easton area in 1978 and began his own business.

J. Fredrick Heaton, D.M.D., serves as a Class II director of Easton and a director of the Bank. Dr. Heaton is a dentist specializing in endodontics, practicing in Easton, Maryland. Dr. Heaton is a 1970 graduate of the U.S. Naval Academy with a B.S. in Naval Science and a minor in Mechanical Engineering. He served on active duty for five years in nuclear submarines. He received his D.M.D. degree from the Medical University of South Carolina in 1979. In 1981, he completed advanced specialty training at the University of Maryland Dental School in Baltimore and was awarded a Post-Graduate Certificate in Endodontics. Dr. Heaton has practiced in Easton since 1981. He is active in state and local dental societies and is past president of the Maryland State Association of Endodontists and the Eastern Shore Dental Society. Dr. Heaton has served on the Board of Trustees for the Maryland State Dental Association and is past chairman of the Maryland Dental Association’s Council on Dental Education. He is currently chairman of the Maryland State Dental Association’s Political Action Committee. On a local level, Dr. Heaton is a member of the Easton Business Management Authority, Elks Lodge 1622, Habitat for Humanity, Tred Avon Yacht Club, Chesapeake Bay Yacht Club, and Talbot Country Club.

W. David Hill, D.D.S., serves as a Class I director and Chief Executive Officer of Easton and a director of the Bank. Except for a brief period from December 1994 until April 1995, Dr. Hill has served as Chairman of the Board of both Easton and the Bank from inception. Dr. Hill is the majority stockholder and President of William Hill Manor, Inc., a continuing care retirement community in Easton, Maryland, which serves the needs of the elderly population through the provision of skilled nursing, convalescent and rehabilitative care. Dr. Hill is the owner and president of the Manor Discovery Center, a day care center; and a general partner in Idlewild Associates Limited Partnership, a limited partnership that owns land and income-producing properties. He is the president of Caulk Management Company and a director of Hill’s Drug Store, Inc. Dr. Hill received a B.S. from Mount Saint Mary’s College in 1964; he attended graduate school at Mount Saint Mary’s from 1964 until 1965; and he graduated from the University of Maryland School of Dentistry in 1969. He has served as a fundraiser for the Talbot County Branch of the American Heart Association, Memorial Hospital at Easton, Historical Society of Talbot County and he was voted the Small Business Person of the Year in 1989. He is currently a member of the Talbot County YMCA Advisory Committee. Dr. Hill is a life-long resident of Talbot County. Member of Board of Directors of Father Martins Ashley and Talbot Paramedic Foundation.

Thomas E. Hill, has served as a Class I director of Easton since January 2002. He also served as a director of the Bank from March 1994 until January 2002. Mr. Hill has worked with Legg Mason Wood & Walker in the securities industry since 1979. He is currently a Senior Vice President with Legg Mason Wood & Walker serving in the firm’s Easton, Maryland office. Mr. Hill graduated with a B.A. in English from the University of Richmond in 1964. Mr. Hill is a past president of the Talbot County YMCA and the Talbot County United Fund. He is currently on the Board of Habitat for Humanity, the YMCA Advisory Board, and the Planned Gifts Committee of Shore Health Systems.

William C. Hill, P.D., serves as a Class II director of Easton and a director of the Bank. Since 1957, Dr. Hill has been president of Hill’s Drug Store, Inc., which owns and operates three drug stores in Easton, Maryland. He is also vice president of William Hill Manor, Inc., a local retirement community, along with being a partner in Idlewild Associates Limited Partnership and Eastern Shore Retirement Associates. He served in the United States Marine Corps and graduated from the Philadelphia College of Pharmacy and Science. Dr. Hill has served on the Advisory Board of Maryland National Bank and First Annapolis Savings Bank. He has served as past president of the Eastern Shore Pharmaceutical Association, the Maryland State Pharmaceutical Association, and he received the 1992 Talbot County Businessman of the Year Award. He is an active member of many other national and local organizations. Dr. Hill is a native of Talbot County.

William R. Houck, D.D.S., has served as a Class II director of Easton since January 2002. He also served as a director of the Bank from its formation in 1991 until January 2002. Dr. Houck is a pediatric dentist who has been in private practice in Easton, Maryland for over twenty years. After graduating from Easton High School in 1960, he attended the College of William and Mary and the University of Maryland School of Dentistry, from which he graduated in 1967. After serving two years as a Captain in the U.S. Army Dental Corps., Dr. Houck did his residency in Rochester, New York. He is a member of Sts. Peter and Paul Catholic Church, Talbot County YMCA, and numerous professional organizations.

David F. Lesperance, serves as a Class III director of Easton and a director of the Bank. Mr. Lesperance is the owner and president of David Lesperance, Inc., doing business as Lesperance Construction Company. The company builds residential and commercial projects in Talbot and Dorchester counties. Prior to starting his own construction business, Mr. Lesperance was employed by Willow Construction and Charles E. Brohawn Construction Company. Mr. Lesperance has been in the construction field for 29 years.

Vinodrai Mehta, M.D., has served as a Class III director of Easton since 1992. He also served as a director of the Bank from 1992 until January 2002. Dr. Mehta has been practicing internal medicine at Dorchester General Hospital in Cambridge, Maryland since 1975. He attended University Tutorial College, London, England, and later attended Medical College of Rhinische-Friedrich-Wilhelm University in Bonn, Germany. He received his M.D. in 1968. After working for a year at St. Paul Hospital in Addis Ababa, Ethiopia, he came to the United States. He completed his training program for internal medicine at Greater Baltimore Medical Center and Union Memorial Hospital, both in Baltimore, Maryland. Since 1975, he has been a member of the Medical and Surgical Society of Maryland.

R. Michael S. Menzies, Sr., has served as a Class I director and President of Easton and as a director and the President and Chief Executive Officer of the Bank since May 1998. From November 1989 until May 1998, Mr. Menzies served as the President and Chief Executive Officer of First Bank of Frederick and First Frederick Financial Corporation and as the Chairman of the Board of First Bank of Frederick for part of that time. Mr. Menzies graduated with a B.A. in Economics from Randolph Macon College in 1970. He received his CPA license in 1974, and he has completed various advanced finance and banking studies at Loyola College and The Darden School at The University of Virginia. Mr. Menzies is actively involved in the community as Past Chairman of the Talbot County Chamber of Commerce, Hospice Advisory Board, Talbot County United Fund Board, Director ICBA Network Services, Director Leadership Maryland, member Rotary, Director ICBA Mortgage Corporation, and member MACPA and AICPA.

Roger A. Orsini, M.D., serves as a Class II director of Easton. He also served as a director of the Bank from its organization in 1991 until January 2002. Dr. Orsini is a plastic and reconstructive surgeon and has been in solo practice in Easton, Maryland since 1985. He is the owner of Shore Aesthetic and Reconstructive Associates, a general plastic surgical practice which includes aesthetic surgery, hand, head and neck surgery, maxillofacial, microvascular and pediatric surgery. He received his Bachelor of Science degree from Georgetown University and pursued graduate studies in physiology, including marine biology at the University of Connecticut. Dr. Orsini received his medical degree from the Medical College of Pennsylvania, then served his internship at Presbyterian-University of Pennsylvania and went on to complete his surgical residency at Thomas Jefferson Hospital, both in Philadelphia. He then completed a fellowship in plastic and reconstructive surgery at the Hospital of the University of Pennsylvania. Dr. Orsini has been a member of the medical staff at Memorial Hospital at Easton since 1985, where he has served as Chairman of the Tissue Review Committee and served on Rehabilitation, Cancer and Utilization Committees. He also completed a year-long physician’s management course sponsored by Memorial Hospital at Easton. Dr. Orsini is a member of the American Society of Plastic and Reconstructive Surgeons and served as a member of the Exhibits Committee. He is also a member of the Talbot County Medical Society, the American Medical Association and the American Cleft Palate-Craniofacial Association. He is licensed to practice medicine in the state of Maryland. He is the chairman and coordinator of the Eastern Shore Cleft Lip and Palate Team dedicated to provide care for children with cleft and craniofacial deformities regardless of their financial status. He was the Head/Chief of the Department of Surgery at Memorial Hospital at Easton. He is a Board Certified member of the American Society of Plastic and Reconstructive Surgeons and a fellow of the American College of Surgeons and a member of the American Society of Laser

Medicine. Dr. Orsini was a member of the Coalition of Ambulatory Care for the State of Maryland and was the former head of the Governor’s Task Force to Care for Eastern European Refugees. He is also a member of the Talbot Country Club, the Soccer League of Talbot County Board, and the Board of Advisors for the Center for Integrative Medicine.

Mahmood S. Shariff, M.D., has served as a Class I director of Easton and a director of the Bank since 1992. Dr. Shariff is an internist and a cardiologist. He received his training in New York City. He was an Assistant Professor of Clinical Medicine at the Mount Sinai School of Medicine in New York City. Dr. Shariff is Board Certified in Internal Medicine and Cardiology. He is a Fellow of the American College of Physicians and the American College of Cardiology. From 1973 to 1977, he was in solo practice in Cambridge. Dr. Shariff has served in various capacities on the executive committees of the Medical Staff at Dorchester General Hospital, including Chief of Medicine. The community elected him to the Dorchester General Hospital Board of Directors for a six-year term. He volunteered his cardiology services for numerous years at Fassett/Magee Clinic. Dr. Shariff is currently a member of the medical staff at Dorchester General Hospital and Memorial Hospital at Easton. He was elected Chief of Staff at Dorchester General Hospital in 1999 for a two-year period. Dr. Shariff now heads the only multi-specialty group of physicians Board Certified in Cardiology, Internal Medicine, Infectious Diseases, Allergy and Immunology.

James B. Spear, Sr., has served as a Class II director of Easton since January 2002 and a director of the Bank since its organization. Since 1974, Mr. Spear has been the Chief Executive Officer of a manufacturers’ representative agency, J.B. Sales Co., Inc., located in Easton, Maryland. The agency represents approximately twenty manufacturers promoting and selling electrical equipment in six states. Mr. Spear attended and played football at the University of Maryland, where he later graduated after four years in the Marine Corps. He retired as a Marine Captain and Naval Aviator at the end of the Korean conflict. Mr. Spear has been involved with many varied industries such as chemicals, financial and construction before entering the electrical business. Mr. Spear is a member of the Talbot Country Club and Easton Elks Lodge.

Myron J. Szczukowski, Jr., M.D., has served as a Class III director of Easton since July 1999. He also served as a director of the Bank from its formation in 1991 until July 1999. Dr. Szczukowski is a principal and Vice President of The Orthopaedic Center, a position he has held since 1986. The Orthopaedic Center is a multi-specialty orthopaedic clinic located in Easton, Maryland. He is a graduate of Emory University in Atlanta, Georgia, with a degree in biology. He attended the University of Tennessee Center for Health Sciences in Memphis, Tennessee, and graduated with a degree of Doctor of Medicine in December 1978. He did an internship in general surgery at the Ochsner Clinic in New Orleans, Louisiana. In 1980, he returned to Atlanta, Georgia and Emory University to complete a four-year residency in orthopaedic surgery. He was in private practice in Atlanta for two years and subsequently moved to Easton, Maryland, where he continues as a Board Certified Orthopaedic Surgeon. Dr. Szczukowski is Medical Director of the Total Joint Center at Easton Memorial Hospital, a member of the medical staff at Easton Memorial Hospital and Dorchester General Hospital, and a faculty instructor of orthopaedic surgery at Johns Hopkins School of Medicine. Dr. Szczukowski has added proficiency in sports medicine and total joint replacements. His charitable activities include serving on the Board of Directors of the local YMCA, on the Board of the Talbot Lacrosse Association, and on the Board of Innovative Health Services.

Sheila A. Wainwright, serves as a Class I director and the Secretary of Easton and well as a director and Secretary of the Bank. Since 1989, Ms. Wainwright has been Chief Administrative Officer of Caulk Management Company, which owns and operates health care facilities. She was graduated from Goldey Beacom Junior College in 1967 with an AA degree. She is a former owner of a word processing and document preparation service. Ms. Wainwright is a partner in HTB Limited Partnership, a real estate partnership, and is a director of William Hill Manor, Inc. She is also a corporate secretary in seven other private real estate related businesses. Ms. Wainwright is a member of Certified Professional Secretary Associates. Her charitable activities include the American Heart Association and serving on the Boards of Mid Atlantic Maritime Festival, Inc. the Talbot Paramedic Foundation, Inc. and the Community Alliance for Performing Arts.

Jerry L. Wilcoxon, CPA, serves as a Class III director of Easton. He also has served as a director of the Bank from its formation in 1991 until 1999 and from June 2001 until March 2002, and, except for a brief period from March to May of 2003, as the Treasurer of Easton from its formation. Mr. Wilcoxon is a certified public accountant and is currently a principal in the accounting firm of Anthony, Walter, Duncan & Wilcoxon, LLP, located in Easton, Maryland. He previously served as Chief Financial Officer of Black Oak Computer Service, Inc., a technology consulting company located in Salisbury, Maryland, from March 1998 to March 2001. Prior to that he was a principal of Caulk Management Company, Inc., where he served as Chief Financial Officer from August 1989 until March 1998. Prior to that time, he spent five years as controller for Pioneer Transportation Systems in Hurlock, Maryland, after a two-year career in public accounting. Mr. Wilcoxon was born in Baltimore, Maryland, and is a graduate of Shepherd College with a degree in Accounting. Locally, he is currently serving as the Treasurer for the Talbot Lacrosse Association, and he has served on the Board of Governors of the Talbot County YMCA, and was the Treasurer of the Board of Governors of the Talbot Country Club from 1995 to 2001. Residing in Easton since 1983, he is a member of the Sts. Peter and Paul Roman Catholic Church and the Talbot Country Club.

Meetings and Committees of the Board of Directors

The Board of Directors of the Company held eleven (11) meetings, and the Board of Directors of the Bank held thirteen (13) meetings, during the year ended December 31, 2003. All of the directors of the Company attended at least 75% of the aggregate of such Board meetings and the meetings of each committee on which they served during 2003, except for Messrs. Capute, Chitty, Thomas Hill, and Wilcoxon and Dr. Houck, Dr. Mehta, Dr. Orsini, Dr. Szczukowski.

Audit and Compliance Committee. Because all of the Company’s operations are conducted through the Bank, the Bank, but not the Company, has an Audit and Compliance Committee. In 2003, the Audit and Compliance Committee was composed of Charles T. Capute, Walter E. Chase, Sr., Roger Orsini, Sheila A. Wainwright and Jerry L. Wilcoxon. Mr. Chase is a member of the Bank’s, but not the Company’s, Board of Directors. The Audit and Compliance Committee met two (2) times in 2003. This committee has the responsibility for reviewing the financial statements, evaluating internal accounting controls, reviewing reports of regulatory authorities, and determining that all audits and examinations required by law are performed. The committee recommends to the Board the appointment of the independent auditors for the next fiscal year, reviews and approves the auditors’ audit plans, and reviews with the independent auditors the results of the audit and management’s response thereto. The committee is responsible for overseeing the entire audit function and appraising the effectiveness of internal and external audit efforts. The committee reports its findings to the Board of Directors. The Board of Directors has determined that the Audit and Compliance Committee does not have an “audit committee financial expert” (as that term is defined in rules and regulations of the SEC) serving on the Audit and Compliance Committee. The Board has determined that each member of the Audit and Compliance Committee is able to read and understand fundamental financial statements and has substantial business experience that results in the individual’s financial sophistication. The Board believes that the directors who serve on the Audit and Compliance Committee have the sufficient knowledge and experience necessary to fulfill the duties and obligations of the Audit and Compliance Committee.

The Board of Directors has not adopted a written charter for the Audit and Compliance Committee. The Company’s Board of Directors believes that three of the five members of the Audit and Compliance Committee are “independent directors” as that term is defined in Rule 4200(a)(15) of the rules of the National Association of Securities Dealers, Inc. Because Sheila Wainwright and Jerry Wilcoxon are officers of the Company, they are not deemed “independent” as defined in the Rule.

Executive Committee. The Executive Committee of the Bank performs the duties of a compensation committee and is responsible for establishing the compensation plans for the Bank. Its duties include the development with management of all benefit plans for employees of the Bank, the formulation of bonus plans, incentive compensation packages, and medical and other benefit plans. This committee met eleven (11) times in

2003. In 2003, the Executive Committee was composed of J. Parker Callahan, Jr., Delia B. Denny, Jeffrey N. Heflebower, W. David Hill, D.D.S., William C. Hill, David F. Lesperance, R. Michael S. Menzies, Sr., James B. Spear, Sr., and Sheila A. Wainwright. Mrs. Denny and Mr. Heflebower are members of the Bank’s, but not the Company’s, Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires (i) the Company’s directors and executive officers and (ii) persons who own more than 10% of a registered class of the Company’s equity securities to file with the SEC, within certain specified time periods, reports of ownership and changes in ownership. Such officers, directors and stockholders are required by SEC regulations to furnish the Company with copies of all such reports that they file.

To the Company’s knowledge, based solely upon a review of copies of such reports furnished to the Company and representations that no other reports were required with respect to the year ended December 31, 2003, all persons subject to the reporting requirements of Section 16(a) filed the required reports on a timely basis with respect to 2003 except for Mehta Vinodrai, W. David Hill and Jack H. Bishop who each made one late filing related to the exercise of warrants; Roger A. Orsini who did not file a timely report relating to two separate sales of warrants and also the acquisition of shares pursuant to the exercise of warrants; Sheila Wainwright who did not make a timely filing with respect to a transaction involving the purchase of shares of Common Stock; J. Frederick Heaton who made one late filing with respect to the sale of shares of Common Stock by a profit sharing plan; and David F. Lesperance made one late filing with respect to two sales of shares of Common Stock.

Code of Ethics

Because of the small size of the Company and because the Company and the Bank are subject to extensive regulation and supervision by federal and state banking regulators, the Company has not adopted a code of ethics with standards as set out by the SEC’s regulations applying to the principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company’s management and the Board of Directors are working on adopting a code of ethics, but have not yet done so.

Item 10. Executive Compensation

Executive Compensation

The Company is a bank holding company and conducts its operations through its subsidiary, the Bank. The officers of the Company also serve as officers of the Bank as set forth herein. Such persons are compensated by the Bank and receive no separate compensation for their services to the Company. However, the Company may determine that such compensation is appropriate in the future.

Summary of Cash and Certain Other Compensation

The following table sets forth for the fiscal years ended December 31, 2001, 2002 and 2003, the cash compensation paid or accrued by the Company and the Bank, as well as certain other compensation paid or accrued for those years, for services in all capacities to the chief executive officers of the Company and the Bank. Other than R. Michael S. Menzies, Sr. and Jeffrey N. Heflebower, no executive officer of the Company or the Bank earned total annual compensation, including salary and bonus, for the fiscal year ended December 31, 2003, of $100,000 or more.

Summary Compensation Table

Long-Term Compensation
		Annual Compensation						Payouts
Name and Principal Position	Year	Salary ($)(1)	Bonus ($)		Other Annual Compensation ($)			All Other Compensation ($)
W. David Hill Chief Executive Officer of the Company; Chairman of the Board of the Company and the Bank	2003 2002 2001	$5,275 4,975 1,375	$	— — —	$	— — —		$ — — —

R. Michael S. Menzies, Sr. President of the Company; President and Chief Executive Officer of the Bank	2003 2002 2001	126,500 115,000 115,000		— — —		— — —		2,530 2,415 1,869	(3) (3) (3)

Jeffrey N. Heflebower Executive Vice President of the Bank	2003 2002 2001	117,600 112,000 112,000		— — —		73,414 18,687 10,621	(2) (2) (2)	1,176 887 840	(3) (3) (3)

(1)	Although Dr. Hill is the Chief Executive Officer of the Company, he does not receive a salary in the periods above. Dr. Hill did receive $5,275 during 2003, $4,975 during 2002 and $1,375 during 2001 for his attendance at meetings of the Boards of Directors of the Company and the Bank and at meetings of committees of the Board of Directors of the Bank. Mr. Menzies and Mr. Heflebower did not receive compensation for their service on the Board of Directors of the Company and the Bank.
(2)	In February 2001, the Bank invested in a bank owned life insurance policy on the life of Mr. Heflebower. The beneficiaries of the policy include both the Bank and certain heirs of Mr. Heflebower. The policy also provides supplemental retirement benefits for Mr. Heflebower. To fund the policy, the Bank invested $1,225,000, which approximates the current cash surrender value of the policy. During 2003, 2002 and 2001, the Bank incurred expenses of $73,414, $10,621 and $18,687, respectively, related to this benefit.
(3)	Consists of matching contributions by the Company to the 401(k) Plan on behalf of Messrs. Menzies and Heflebower.

Stock Option Grants

There were no stock options granted to the named executive officers during the year ended December 31, 2003.

Stock Option Exercises and Fiscal Year-End Option Values

The following table sets forth information with respect to Mr. Menzies concerning the exercise of options during the last fiscal year and unexercised options held as of December 31, 2003.

Aggregated Option Exercises In Last Fiscal Year

and Fiscal Year-End Option Values

Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at Fiscal Year End		Value of Unexercised In-the-Money Options at Fiscal Year End
			Exercisable	Unexercisable	Exercisable	Unexercisable (1)
W. David Hill	—	—	—	—	—	—
R. Michael S. Menzies, Sr.	—	—	28,000	28,000	$176,120	$176,120
Jeffrey N. Heflebower	—	—	—	—	—	—

(1)	The fair market value of the Common Stock is based upon the fairness opinion the Company received from Baxter Fentriss and Company and the price set by the Board of Directors of the Company in connection with the going private transaction which has established a price for cash-out shareholders of $16.29 per share. The exercise price for the options is $10.00 per share and thus based on a fair market value of $16.29 per share, all of the options are in-the-money as of December 31, 2003.

Compensation of Directors

Effective February 1, 2002, the Company and the Bank adopted new compensation policies for directors. Beginning February 1, 2002, outside directors of the Company (i.e., directors who were not also employees of the Company) received a fee of $100 per quarter for each quarter during which the director attended at least one meeting of the Board of Directors of the Company. Outside directors of the Bank (i.e., directors who were not also employees of the Bank) received a fee of $100 per month for each month of 2003, during which the director attended at least one meeting of the Board of Directors of the Bank. Each outside director of the Bank who was a member of a committee of the Board of Directors of the Bank received a fee as follows: (i) $75 per week for each week of 2003 during which the director attended at least one meeting of the Loan Committee; (ii) $50 per month for each month of 2003 during which the director attended at least one meeting of the Assets and Liability Committee; and (iii) $50 per quarter for each quarter of 2003 during which the director attended at least one meeting of the Audit and Compliance Committee. Directors of the Bank who were members of the Executive Committee received no compensation for their services as members of such committee.

Stock Option Plan

The Company has adopted a Stock Option Plan, covering 35,000 shares of the Common Stock, which is intended to qualify for favorable tax treatment under Section 422 of the Internal Revenue Code. The Stock Option Plan is administered by the Board of Directors of the Company and will provide for the granting of options to purchase shares of the Common Stock to officers and other key employees of the Company and the Bank. The purchase price under all such options intended to qualify as incentive options will not be less than the fair market value of the shares of Common Stock on the date of grant. Options will be exercisable upon such terms as may be determined by the body administering the Stock Option Plan, but in any event, options intended to qualify as incentive options will be exercisable no later than ten years after the date of grant. As of March 29, 2004, no options have been granted under this Stock Option Plan.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of December 31, 2003, with respect to equity compensation plans of the Company.

Equity Compensation Plan Information

	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders	—		N/A	35,000	(1)
Equity compensation plans not approved by security holders	56,000	(2)	$10.00	—
Total	56,000		$10.00	35,000

(1)	The Company has adopted a Stock Option Plan, covering 35,000 shares of Common Stock, intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code. The Stock Option Plan provides for granting options to purchase shares of the Common Stock to the officers and other key employees of the Company and the Bank. No options have been granted yet under this Stock Option Plan.
(2)	This figure represents non-qualified options to acquire 56,000 shares of common stock issued to R. Michael Menzies in 1999.

Beneficial of Common Stock by Management and Principal Shareholders

The following table sets forth the number and percentage of outstanding shares of the Company’s Common Stock beneficially owned at the Record Date by (a) each executive officer of the Company and the Bank, (b) each director of the Company, (c) all such executive officers and directors as a group, and (d) each person or entity known to the Company to own more than five percent of the outstanding Common Stock.

Name of Beneficial Owner	Number of Shares Beneficially Owned(1)		Percent of Class(2)
Jack H. Bishop, D.D.S.(3)	50,092		6.55%

J. Parker Callahan, Jr.(3)	23,502	(4)	3.07

Charles T. Capute.(3)	1,800		*

Walter E. Chase, Sr. (3)	1,500		*

Stephen W. Chitty.(3)	12,942	(5)	1.69

Delia B. Denny(3)	1,803		*

J. Fredrick Heaton, D.M.D.(3)	12,095	(6)	1.58

Jeffrey N. Heflebower(3)	4,068	(7)	*

Thomas E. Hill(3)	500		*

W. David Hill, D.D.S.(3)	100,391	(8)	13.13

William C. Hill(3)	20,100		2.63

William R. Houck, D.D.S.(3)	15,470		2.02

Name of Beneficial Owner	Number of Shares Beneficially Owned(1)		Percent of Class(2)
J. Linda Kildea(3)	9,454	(9)	1.24

Pamela H. Lappen	568		*

David F. Lesperance(3)	20,984	(10)	2.1

Vinodrai Mehta, M.D.(3)	42,973	(11)	5.62

R. Michael S. Menzies, Sr.(3)	30,918	(12)	3.90

Pamela A. Mussenden	0		*

Roger A. Orsini, M.D.(3)	18,382	(13)	2.40

Mahmood S. Shariff, M.D.(3)	58,973	(14)	7.71

Marian H. Shannahan	21,744		2.84

James B. Spear, Sr.(3)	11,260	(15)	1.47

Myron J. Szczukowski, Jr., M.D.(3)	8,594	(16)	1.12

Sheila A. Wainwright(3)	5,069	(17)	*

Jerry L. Wilcoxon, CPA(3)	1,969	(18)	*

Executive officers and directors as a group (25 persons)	475,151	(19)	59.96

*	Denotes beneficial ownership less than 1%.
(1)	Information relating to beneficial ownership of the Easton common stock is based upon “beneficial ownership” concepts set forth in rules of the SEC under Section 13(d) of the Exchange Act. Under these rules a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or direct the voting of such security, or “investment power,” which includes the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any security of which that person has the right to acquire beneficial ownership within 60 days. Under the rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he has no beneficial interest. For instance, beneficial ownership includes spouses, minor children and other relatives residing in the same household, and trusts, partnerships, corporations or deferred compensation plans which are affiliated with the principal.
(2)	Percentage is determined on the basis of 764,507 shares of Easton common stock issued and outstanding plus shares subject to options or warrants held by the named individual for whom the percentage is calculated which are exercisable within the next 60 days as if outstanding, but treating shares subject to options or warrants held by others as not outstanding.
(3)	Address is 501 Idlewild Avenue, Easton, Maryland 21601.
(4)	Includes 1,000 shares owned by Mr. Callahan’s wife in which he shares voting and investment power.
(5)	Includes 50 shares that Mr. Chitty has a one-third interest in through a joint ownership with his parents.
(6)	Includes 230 shares owned by Dr. Heaton’s wife in which he shares voting and investment power.
(7)	Includes 3,130 shares are held in an individual retirement account of which Mr. Heflebower is the beneficiary.
(8)	Includes 100 shares owned by Dr. Hill’s wife in which he shares voting and investment power.
(9)	Includes 5,000 shares owned by Ms. Kildea owns jointly with her husband.
(10)	Includes 1,449 shares owned by Mr. Lesperance’s wife in which he shares voting and investment power.
(11)	Includes 14,143 shares that Dr. Mehta owns jointly with his wife and 1,930 shares that are held in an individual retirement account of which Dr. Mehta is the beneficiary.
(12)	Includes 28,000 shares Mr. Menzies has the right to acquire within 60 days pursuant to the exercise of options and 2,868 shares that are held by his wife’s estate.
(13)	Includes 11,839 shares that Dr. Orsini owns jointly with his wife and 6,493 shares that are held in a profit sharing plan of which Dr. Orsini is both a trustee and a participant.

(14)	Includes 3,283 shares owned by Dr. Shariff’s wife in which he shares voting and investment power and 10,000 shares held for the benefit of their children in which he shares voting and investment power with his wife.
(15)	Includes 200 shares that Mr. Spear owns jointly with his child and 10,000 shares that are held in a revocable trust of which Mr. Spear is a trustee.
(16)	Includes 1,248 shares that are held in an individual retirement account of which Dr. Szczukowski is the beneficiary.
(17)	Includes 1,700 shares that are held in an individual retirement account of which Ms. Wainwright is the beneficiary.
(18)	Includes 100 shares that Mr. Wilcoxon owns jointly with Mariann Wilcoxon.
(19)	Includes 28,000 total shares that Mr. Menzies has the right to acquire directly or indirectly pursuant to the exercise of fully vested stock options. This table is the only place in this proxy statement where options that have not been exercised are included in the total number of shares owned by officers and directors.

Item 12. Certain Relationships and Related Transactions

The Bank leases approximately 600 square feet of office space in the main office to William Hill Manor, Inc. (“WHM”) with an annual rent of $7,938 for each of the years ended December 31, 2001, 2002 and 2003. The lease was renewed on June 30, 2003 for a five-year term. Additionally, the Bank leases the William Hill Manor branch office space of approximately 72 square feet from WHM with an annual rent of $3,600. The lease is a five-year lease which was effective July 1, 2000. Dr. W. David Hill, a director of the Bank and the Company, is the Chief Executive Officer, founder and principal stockholder of WHM. Two other directors of the Company and the Bank, Sheila A. Wainwright and William C. Hill, are officers and directors of WHM. Sheila A. Wainwright also is the Secretary of the Company and the Bank. Management believes that the terms of the above-described transaction are at least as favorable to the Company and the Bank as could have been obtained in a transaction negotiated with an independent third party.

The Company and the Bank have banking and other transactions in the ordinary course of business with the directors and officers of the Company and the Bank and their affiliates, including members of their families or corporations, partnerships, or other organizations in which such officers or directors have a controlling interest, on substantially the same terms (including price, or interest rates and collateral) as those prevailing at the time for comparable transactions with unrelated parties. Such transactions do not involve more than the normal risk of collectibility or present other unfavorable features to the Company and the Bank. Loans to individual directors and officers must comply with the Bank’s lending policies and statutory lending limits and directors with a personal interest in any loan application are excluded from the consideration of such loan application. As of December 31, 2003, all of such loans aggregated approximately $1.7 million.

Item 13. Exhibits and Reports on Form 8-K

(a)	Exhibits.

2.1	Amended and Restated Agreement and Plan of Merger, dated as of December 25, 2003, by and between the Company and Easton Facilitation, Inc. (incorporated by reference to Appendix A to the Company’s Preliminary Proxy Statement on Schedule 14A, filed with the SEC on February 10, 2004)

3.1	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of Registration Statement on Form S-18, File No. 33-43317).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-KSB filed on March 29, 2002, for the fiscal year ended December 31, 2001).

+10.1	Easton Bancorp, Inc. 1991 Stock Option Plan (incorporated by reference to Exhibit 10.2 of Registration Statement on Form S-18, File No. 33-43317).

10.2	Form of Warrant Agreement (incorporated by reference to Exhibit 10.3 of Registration Statement on Form S-18, File No. 33-43317).

10.3	Lease Agreement dated June 4, 1999, between the Bank and ZNB, LLP (incorporated by reference to Exhibit 10.3 of the Company’s Annual Report on Form 10-KSB filed on March 28, 2000, for the fiscal year ended December 31, 1999).

+10.4	Non-Qualified Stock Option Agreement with R. Michael S. Menzies dated May 1, 1999 (incorporated by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-KSB filed on March 28, 2000, for the fiscal year ended December 31, 1999).

10.5	Lease dated November 21, 2002, between the Bank and Marlboro Plaza, Inc. (incorporated by reference to Exhibit 10.5 of the Company’s Annual Report or Form 10-KSB filed on March 28, 2003, for the fiscal year ended December 31, 2002).

*10.6	Addendums to Lease Agreement by and between W. David Hill and Easton Bank & Trust dated July 1, 1998 and June 30, 2003.

*10.7	Second Addendum to Lease Agreement by and between W. David Hill and Easton Bank & Trust dated June 30, 2003.

*21.1	Subsidiaries of the Company.

*31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14a of the Securities and Exchange Act of 1934, as amended.

*31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14a of the Securities and Exchange Act of 1934, as amended.

*32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*	Filed herewith
+	Management Contract or Compensation Plan or Arrangement.

(b)	Reports on Form 8-K

The following reports on Form 8-K were filed during the fourth quarter of 2003:

(i) The Company filed a Current Report on Form 8-K under Item 5 on December 31, 2003 to announce (1) that it had entered into a Merger Agreement with Easton Facilitation, Inc., a wholly-owned subsidiary of the Company, to effect a “going private transaction”, and (2) to announce completion of a private placement of $3 million of its trust preferred securities.

Item 14. Principal Accountant Fees and Services

The following table presents fees for professional services rendered by Rowles & Company, LLP for the audit of the Company’s annual consolidated financial statements for fiscal 2003 and 2002, and fees billed for other services rendered by Rowles & Company, LLP:

	2003	2002
Audit fees	$35,510	$28,773
Audit related fees	4,201	2,005
Tax fees(1)	4,449	2,980
All other fees	—	250

Total fees	$44,160	$34,008

(1)	Consists of fees billed for professional services rendered for tax filings.

The audit committee pre-approves all auditing and permitted non-audit services to be performed for the Company by its independent auditor, including the fees and terms of those services.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EASTON BANCORP, INC.
(Registrant)

Date: April 6, 2004	By:	/s/ R. MICHAEL S. MENZIES
R. Michael S. Menzies
President

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ R. MICHAEL S. MENZIES R. Michael S. Menzies	Director; President (Principal Executive Officer)	April 6, 2004

/s/ PAMELA A. MUSSENDEN Pamela A. Mussenden	Assistant Treasurer, (Principal Financial Officer and Principal Accounting Officer)	April 6, 2004

Jack H. Bishop	Director

/s/ J. PARKER CALLAHAN, JR. J. Parker Callahan, Jr.	Director	April 6, 2004

/s/ CHARLES T. CAPUTE Charles T. Capute	Director	April 6, 2004

/s/ STEPHEN W. CHITTY Stephen W. Chitty	Director	April 6, 2004

/s/ J. FREDRICK HEATON J. Fredrick Heaton	Director	April 6, 2004

/s/ THOMAS E. HILL Thomas E. Hill	Director	April 6, 2004

/s/ WILLIAM C. HILL William C. Hill	Director	April 6, 2004

/s/ W. DAVID HILL W. David Hill	Director; Chairman of the Board	April 6, 2004

/s/ WILLIAM R. HOUCK William R. Houck	Director	April 6, 2004

Signature	Title	Date

/s/ DAVID F. LESPERANCE David F. Lesperance	Director	April 6, 2004

/s/ VINODRAI MEHTA Vinodrai Mehta	Director	April 6, 2004

/s/ ROGER A. ORSINI Roger A. Orsini	Director	April 6, 2004

Mahmood S. Shariff	Director

/s/ JAMES B. SPEAR, SR. James B. Spear, Sr.	Director	April 6, 2004

Myron J. Szczukowski, Jr.	Director

/s/ SHEILA A. WAINWRIGHT Sheila A. Wainwright	Director	April 6, 2004

/s/ JERRY L. WILCOXON Jerry L. Wilcoxon	Director	April 6, 2004

Easton Bancorp, Inc. and Subsidiary

[Letterhead of Rowles & Company, LLP]

Report of Independent Auditors

The Board of Directors and Stockholders

Easton Bancorp, Inc. and Subsidiary

Easton, Maryland

We have audited the consolidated balance sheets of Easton Bancorp, Inc. and Subsidiary as of December 31, 2003, 2002, and 2001, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Easton Bancorp, Inc. and Subsidiary as of December 31, 2003, 2002, and 2001, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/    ROWLES & COMPANY, LLP

Salisbury, Maryland

January 27, 2004

Easton Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

	December 31,
	2003	2002	2001
Assets
Cash and due from banks	$2,829,129	$2,361,869	$1,415,318
Federal funds sold	3,521,881	1,233,376	4,831,188
Investment securities available for sale	8,415,342	5,040,366	5,931,871
Loans held for sale	2,573,497	4,193,610	622,000
Loans, less allowance for loan losses of $1,136,870, $924,859, and $750,768	80,091,120	71,465,781	63,044,907
Cash value of life insurance	1,398,093	1,335,376	1,281,871
Restricted equity investments at cost	578,250	431,500	431,500
Premises and equipment, net	1,840,001	1,569,357	1,624,379
Accrued interest receivable	423,136	420,941	432,134
Deferred income taxes	256,544	157,129	70,262
Other assets	216,413	131,416	135,173

Total assets	$102,143,406	$88,340,721	$79,820,603

Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing	$11,991,367	$7,804,457	$6,600,971
Interest-bearing	72,479,825	66,339,109	64,854,285

Total deposits	84,471,192	74,143,566	71,455,256
Accrued interest payable	94,894	110,480	112,507
Securities sold under agreements to repurchase	—	60,964	65,486
Long-term debt	8,615,478	7,510,135	2,222,875
Other liabilities	325,990	280,963	149,775

Total liabilities	93,507,554	82,106,108	74,005,899

Stockholders’ equity
Common stock, par value $.10 per share; authorized 5,000,000 shares, issued and outstanding 764,507 shares in 2003, 565,833 shares in 2002 and 560,318 shares in 2001	76,451	56,583	56,032
Additional paid-in capital	7,248,958	5,282,086	5,227,487
Retained earnings	1,258,945	821,778	496,104

	8,584,354	6,160,447	5,779,623
Accumulated other comprehensive income	51,498	74,166	35,081

Total stockholders’ equity	8,635,852	6,234,613	5,814,704

Total liabilities and stockholders’ equity	$102,143,406	$88,340,721	$79,820,603

The accompanying notes are an integral part of these financial statements.

Easton Bancorp, Inc. and Subsidiary

Consolidated Statements of Income

	Years Ended December 31,
	2003	2002	2001
Interest revenue
Loans, including fees	$5,235,520	$4,870,004	$5,063,793
Deposits in banks	—	—	496
U.S. government agency securities	167,760	234,225	243,224
State and municipal securities	18,585	3,983	—
Federal funds sold	33,189	51,286	111,011
Dividends	16,987	22,914	27,399

Total interest revenue	5,472,041	5,182,412	5,445,923

Interest expense
Interest on deposits	1,690,354	1,873,345	2,569,798
Interest on borrowed funds	245,510	123,125	101,707

Total interest expense	1,935,864	1,996,470	2,671,505

Net interest income	3,536,177	3,185,942	2,774,418
Provision for loan losses	156,598	290,433	212,946

Net interest income after provision for loan losses	3,379,579	2,895,509	2,561,472

Noninterest revenue
Service charges on deposit accounts	264,139	213,592	171,384
Mortgage banking fees	360,281	258,792	304,953
BOLI revenue	62,717	53,505	56,871
Investment services fees	65,820	—	—
Other noninterest revenue	107,473	91,192	57,393

Total other noninterest revenue	860,430	617,081	590,601

Noninterest expense
Compensation and related expenses	1,965,349	1,546,476	1,451,382
Occupancy	208,430	158,419	156,775
Furniture and equipment	145,221	139,821	120,254
Other operating	1,017,550	816,765	723,193

Total other noninterest expense	3,336,550	2,661,481	2,451,604

Income before income taxes	903,459	851,109	700,469
Income tax expense	332,333	301,308	245,512

Net income	$571,126	$549,801	$454,957

Earnings per common share
Basic	$0.84	$0.98	$0.81
Diluted	$0.80	$0.95	$0.80

The accompanying notes are an integral part of these financial statements.

Easton Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock		Additional paid-in capital	Retained earnings (deficit)	Accumulated other comprehensive income	Comprehensive income
	Shares	Par value
Balance, December 31, 2000	560,318	$56,032	$5,227,487	$153,211	$(10,461)

Net income	—	—	—	454,957	—	$454,957
Unrealized gain on investment securities available for sale net of income taxes of $23,461	—	—	—	—	45,542	45,542

Comprehensive income	—	—	—	—	—	$500,499

Cash dividend, $.20 per share	—	—	—	(112,064)	—

Balance, December 31, 2001	560,318	56,032	5,227,487	496,104	35,081

Net income	—	—	—	549,801	—	$549,801
Unrealized gain on investment securities available for sale net of income taxes of $20,134	—	—	—	—	39,085	39,085

Comprehensive income	—	—	—	—	—	$588,886

Warrants exercised	5,515	551	54,599	—	—
Cash dividend, $.40 per share	—	—	—	(224,127)	—

Balance, December 31, 2002	565,833	56,583	5,282,086	821,778	74,166

Net income	—	—	—	571,126	—	$571,126
Unrealized gain on investment securities available for sale net of income taxes of $(11,677)	—	—	—	—	(22,668)	(22,668)

Comprehensive income	—	—	—	—	—	$548,458

Warrants exercised	198,674	19,868	1,966,872	—	—
Cash dividend, $.20 per share	—	—	—	(133,959)	—

Balance, December 31, 2003	764,507	$76,451	$7,248,958	$1,258,945	$51,498

The accompanying notes are an integral part of these financial statements.

Easton Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2003	2002	2001
Cash flows from operating activities
Interest received	$5,517,825	$5,237,596	$5,416,584
Proceeds from loan sales	29,897,411	11,114,608	17,181,217
Fees, commissions, and rent received	855,163	632,203	538,465
Loans originated for sale	(28,277,298)	(14,686,218)	(17,450,107)
Interest paid	(1,951,450)	(2,052,002)	(2,754,562)
Payments to suppliers and employees	(3,091,273)	(2,495,830)	(2,298,145)
Income taxes paid	(615,911)	(307,638)	(289,286)

	2,334,461	(2,557,281)	344,166

Cash flows from investing activities
Loans originated, net of principal repayments	(8,780,259)	(8,707,140)	(9,002,995)
Purchase of investment securities available for sale	(7,479,064)	(1,475,984)	(5,584,603)
Proceeds from calls and maturities of investment securities available for sale	4,025,353	2,378,549	4,690,401
Purchase of Federal Home Loan Bank stock	(52,000)	—	(227,300)
Purchase of MGIC Participating Preferred B stock	(1,750)	—	—
Purchase of Easton Capital Trust I Stock	(93,000)	—	—
Investment in life insurance contract	—	—	(1,225,000)
Proceeds from sale of other real estate and repossessions	—	—	18,505
Purchase of premises, equipment and software	(422,762)	(91,477)	(107,278)

	(12,803,482)	(7,896,052)	(11,438,270)

Cash flows from financing activities
Increase (decrease) in
Time deposits	(4,635,886)	4,451,067	5,079,934
Other deposits	14,963,512	(1,762,757)	9,256,892
Securities sold under agreements to repurchase	(60,964)	(4,522)	(4,498)
Advances under note payable, net of repayments	(1,987,657)	5,287,261	592,783
Proceeds from warrants exercised	(1,986,740)	55,150	—
Proceeds from issuance of subordinated debentures	3,093,000	—	—
Dividends paid	(133,959)	(224,127)	(112,064)

	13,224,786	7,802,072	14,813,047

Net increase (decrease) in cash and cash equivalents	2,755,765	(2,651,261)	3,718,943
Cash and cash equivalents at beginning of year	3,595,245	6,246,506	2,527,563

Cash and cash equivalents at end of year	$6,351,010	$3,595,245	$6,246,506

The accompanying notes are an integral part of these financial statements.

Easton Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(Continued)

	Years Ended December 31,
	2003	2002	2001
Reconciliation of net income to net cash provided by operating activities
Net income	$571,126	$549,801	$454,957

Adjustments to reconcile net income to net cash provided by operating activities
Provisions for loan and commitment losses	156,598	271,807	212,946
Depreciation and amortization	156,062	143,286	131,405
Securities amortization, net of accretion	49,657	48,158	10,263
Deferred income taxes	(87,738)	(107,001)	(53,513)
Increase in cash surrender value of life insurance	(62,717)	(53,505)	(56,871)
Loss (gain) on sale of other real estate owned and repossessions	—	—	1,495
Gain on sales and calls of securities	(5,267)	—	—
Net loans originated for sale	1,620,113	(3,571,610)	(268,890)
Decrease (increase) in
Accrued interest receivable	(2,195)	11,193	(34,642)
Other assets	10,904	6,971	(34,865)
Increase (decrease) in
Deferred loan origination fees	(1,678)	(4,167)	(4,960)
Accrued interest payable	(15,586)	(2,027)	(26,186)
Accrued income taxes, net of prepaid taxes	(99,845)	100,670	9,739
Other liabilities	45,027	49,143	3,288

	$2,334,461	$(2,557,281)	$344,166

The accompanying notes are an integral part of these financial statements.

Easton Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

The accounting and reporting policies in the financial statements conform to generally accepted accounting principles and to general practices within the banking industry. Management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. These estimates and assumptions may affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Business

Easton Bancorp, Inc. is a one-bank holding company. Easton Bank & Trust Company is a financial institution operating primarily in Talbot and Caroline Counties on the Eastern Shore of Maryland. The Bank offers deposit services and loans to individuals, small businesses, associations, and government entities. Other services include direct deposit of payroll and social security checks, automatic drafts from accounts, automated teller machine services, cash management services, safe deposit boxes, money orders, and travelers cheques. The Bank also offers credit and debit card services and discount brokerage services through a correspondent.

Principles of consolidation

The consolidated financial statements of Easton Bancorp, Inc. include the accounts of its wholly owned subsidiary, Easton Bank & Trust Company. Intercompany accounts and transactions have been eliminated.

Cash and cash equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold.

Investment securities

As securities are purchased, management determines if the securities should be classified as held to maturity or available for sale. Securities which management has the intent and ability to hold to maturity are recorded at amortized cost which is cost adjusted for amortization of premiums and accretion of discounts to maturity. Securities which may be sold before maturity are classified as available for sale and carried at fair value with unrealized gains and losses included in stockholders’ equity on an after tax basis.

Loans held for sale

The Company originates loans that are sold to investors. Because of the short holding period, these loans are carried at cost, which approximates market value.

Loans and allowance for loan losses

Loans are stated at face value, plus deferred origination costs, less deferred origination fees and the allowance for loan losses. Interest on loans is credited to income based on the principal amounts outstanding. Origination fees are recorded as income over the contractual life of the related loans as an adjustment of yield. The accrual of interest is discontinued when any portion of the principal or interest is ninety days past due and collateral is insufficient to discharge the debt in full.

Easton Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies (Continued)

Loans and Allowance for loan losses (continued)

The Bank maintains an allowance for loan losses that management believes is adequate to provide for potential loan losses based on management’s review and analysis of the loan portfolio. For significant problem loans, management’s review consists of an evaluation of the financial strengths of the borrowers and guarantors, the related collateral, and the effects of economic conditions. The Bank uses a loan grading system where all loans are graded based on management’s evaluation of the risk associated with each loan. Based on the loan grading, a factor is applied to the loan balance to provide for potential losses. The overall evaluation of the adequacy of the total allowance for loan losses is based on an analysis of historical loan loss ratios, loan charge-offs, delinquency trends, and previous collection experience, along with an assessment of the effects of external economic conditions.

If the current economy or real estate market were to suffer a severe downturn, the estimate for uncollectible accounts would need to be increased. Loan losses are charged to the allowance when management believes that collectibility is unlikely. Collections of loans previously charged off are added to the allowance at the time of recovery.

Loans are considered impaired when, based on current information, management considers it unlikely that the collection of principal and interest payments will be made according to contractual terms. Generally, loans are not reviewed for impairment until the accrual of interest has been discontinued.

Premises and equipment

Premises and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation and amortization are computed over the estimated useful lives using the straight-line method. Leasehold improvements are amortized over the terms of the lease or the estimated useful lives of the improvements, whichever is shorter.

Advertising

Advertising costs are expensed over the life of ad campaigns. General purpose advertising is charged to expense as incurred.

Income taxes

The provision for income taxes includes taxes payable for the current year and deferred income taxes. Deferred income taxes are provided for the temporary differences between financial and taxable income.

Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Earnings per share

Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of earnings per share under the treasury stock method which could occur if options or warrants representing contracts to issue common stock were exercised.

Earnings per share (EPS) are calculated as follows:

	2003	2002	2001
Weighted average basic shares	681,296	560,333	560,318
Weighted average dilutive shares	33,452	17,487	8,427

Total	714,748	577,820	568,745

Easton Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies (Continued)

Stock Options

The Company accounts for stock options under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”).

2. Cash and Due from Banks

The Bank normally carries balances with other banks that exceed the federally insured limit. The average balances carried in excess of the limit, including unsecured federal funds sold to the same banks, were $3,270,695, $3,133,360 and 2,968,797 for 2003, 2002 and 2001, respectively.

Banks are required to carry noninterest-bearing cash reserves at specified percentages of deposit balances. The Bank’s normal amount of cash on hand and on deposit with other banks is sufficient to satisfy the reserve requirements.

3. Investment Securities

Investment securities available for sale are summarized as follows:

	Amortized cost	Unrealized gains	Unrealized losses	Market value
December 31, 2003
U. S. government agency	$3,774,415	$21,478	$362	$3,795,531
State and municipal	1,517,623	29,549	3,403	1,543,769
Mortgage-backed securities	3,045,277	37,876	7,111	3,076,042

	$8,337,315	$88,903	$10,876	$8,415,342

December 31, 2002
U. S. government agency	$4,719,640	$107,858	$—	$4,827,498
State and municipal	208,353	5,418	903	212,868

	$4,927,993	$113,276	$903	$5,040,366

December 31, 2001
U. S. government agency	$5,878,717	$63,727	$10,573	$5,931,871

Investment securities with continuous loss positions less than twelve months are as follows:

	Amortized cost	Unrealized losses	Market value
December 31, 2003
U. S. government agency	$251,445	$362	$251,083
State and municipal	101,514	3,403	98,111
Mortgage-backed	1,221,319	7,111	1,214,208

	$1,574,278	$10,876	$1,563,402

The investment securities currently experiencing a market loss as of December 31, 2003 are considered to be temporarily impaired.

Easton Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

3. Investment Securities (Continued)

Proceeds from the sale of investments available for sale in 2003 were $762,605. Gross gains of $5,267 were recorded on these sales.

Contractual maturities and the amount of pledged securities are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations. Mortgage-backed securities are due in monthly installments.

	2003		2002		2001
	Amortized cost	Market value	Amortized cost	Market value	Amortized cost	Market value
Due
One year or less	$100,044	$100,250	$1,812,820	$1,830,195	$159,966	$163,200
After one year through five years	3,674,371	3,695,281	1,568,179	1,595,924	3,910,516	3,932,301
After five years through ten years	454,015	467,870	104,454	109,871	—	—
After ten years	1,063,608	1,075,899	103,899	102,996	—	—
Mortgage-backed securities	3,045,277	3,076,042	1,338,641	1,401,380	1,808,235	1,836,370

	$8,337,315	$8,415,342	$4,927,993	$5,040,366	$5,878,717	$5,931,871

Securities with a carrying value of $1,102,812 were pledged as collateral to secure government deposits as of December 31, 2003.

4. Loans and Allowance for Loan Losses

Major classifications of loans are as follows:

	2003	2002	2001
Commercial	$15,489,770	$14,062,135	$13,231,859
Real estate	48,072,758	40,350,927	34,342,588
Construction	6,095,181	7,319,229	7,573,805
Home equity	6,044,563	5,505,157	3,412,440
Consumer	5,532,637	5,161,789	5,239,150

	81,234,909	72,399,237	63,799,842
Less deferred loan origination fees, net of deferred origination costs	6,919	8,597	4,167
Less allowance for loan losses	1,136,870	924,859	750,768

Loans, net	$80,091,120	$71,465,781	$63,044,907

The residential mortgage portfolio is pledged as collateral under lines of credit from the Federal Home Loan Bank.

The rate repricing distribution of the loan portfolio follows:

	2003	2002	2001
Immediately	$33,535,027	$29,763,093	$17,857,739
Within one year	11,958,129	10,795,300	12,246,033
Over one to five years	30,472,459	28,207,596	30,507,558
Over five years	5,269,294	3,633,248	3,188,512

	$81,234,909	$72,399,237	$63,799,842

Easton Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

4. Loans and Allowance for Loan Losses (Continued)

Transactions in the allowance for loan losses are as follows:

	2003	2002	2001
Beginning balance	$924,859	$750,768	$645,501
Provision charged to operations	156,598	290,433	212,946
Recoveries	111,448	35,895	87,792

	1,192,905	1,077,096	946,239
Charge-offs	56,035	152,237	195,471

Ending balance	$1,136,870	$924,859	$750,768

Nonaccrual loans and loans past due 90 days or more are as follows:

	2003	2002	2001
Nonaccrual
Commercial	$107,562	$33,073	$116,106
Mortgage	219,833	482,822	213,355
Installment	33,599	8,215	23,585

	$360,994	$524,110	$353,046

Interest not accrued	$14,050	$14,750	$19,654

Loans past due ninety days or more and still accruing interest	$432,017	$1,000	$747,907

Included in nonaccrual loans at December 31, 2003 and 2002, are impaired loans totaling $221,421 and $161,182, respectively. Average impaired loans for years ending December 31, 2003 and 2002 were $195,405 and $178,882, respectively. Management allocated $42,278 of the 2003 allowance and $23,463 of the 2002 allowance for loan losses to impaired loans and recognized related charged-off loans of $25,768 in 2003 and $164,469 in 2002. No interest was recognized on these loans in 2003 or 2002.

The following commitments, lines of credit, and letters of credit are outstanding as of December 31:

	2003	2002	2001
Construction loans	$4,062,125	$4,634,213	$3,757,443
Lines of credit, including home equity lines	9,891,015	6,543,075	5,675,616
Overdraft protection lines	445,922	371,753	364,390
Standby letters of credit	408,083	1,053,583	725,018

	$14,807,145	$12,602,624	$10,522,467

Loan commitments and lines of credit are agreements to lend to a customer as long as there is no violation of any condition to the contract. Loan commitments may have rates fixed at current market amounts, fixed expiration dates, and may require payment of a fee. Lines of credit generally have variable interest rates. Such lines do not represent future cash requirements because it is unlikely that all customers will draw upon their lines in full at any time.

Letters of credit are commitments issued to guarantee the performance of a customer to a third party.

Easton Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

4. Loans and Allowance for Loan Losses (Continued)

Loan commitments, lines of credit and letters of credit are made on the same terms, including collateral, as outstanding loans. The Company’s exposure to credit loss in the event of nonperformance by the borrower is represented by the contract amount of the commitment. Management includes a provision for potential loss from funding these commitments in other operating expenses.

5. Restricted Equity Securities

Restricted equity securities at December 31, are as follows:

	2003	2002	2001
Federal Home Loan Banks stock	$483,500	$431,500	$431,500
Easton Capital Trust I stock	93,000	—	—
MGIC Participating Preferred B stock	1,750	—	—

	$578,250	$431,500	$431,500

6. Premises and Equipment

A summary of premises and equipment and the related depreciation expense is as follows:

	Estimated useful lives	2003	2002	2001
Land	—	$447,051	$295,211	$295,211
Land improvements	20 years	69,120	40,512	40,512
Building	10-40 years	1,304,503	1,304,503	1,304,503
Leasehold Improvements	5 years	73,394	—	—
Furniture, fixtures, and equipment	5-10 years	982,540	825,252	749,934

		2,876,608	2,465,478	2,390,160
Accumulated depreciation		1,036,607	896,121	765,781

Net premises and equipment		$1,840,001	$1,569,357	$1,624,379

Depreciation expense		$140,488	$130,339	$121,742

Computer software and related amortization, included in other assets, are as follows:

		2003	2002	2001
Cost	5 years	$102,152	$92,746	$79,108
Accumulated amortization		70,505	57,156	46,730

		$31,647	$35,590	$32,378

Amortization expense		$15,574	$12,947	$9,663

7. Lease Commitments

The Company is currently leasing branch facilities from a related party. The lease term, for a period of five years, began July 1, 2000. Rent is fixed at $300 per month. The landlord is responsible for real estate taxes.

The Company leases retail property in which the Denton Branch is located. The lease, dated June 4, 1999, expires August 31, 2004. The lease has three 5-year renewal options with rent increases of 10% for each renewal

Easton Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

7. Lease Commitments (Continued)

period. The Company is responsible for real estate taxes. If the landlord decides to sell the building in which the Company’s branch is located, the lease provides the Company the right to purchase the building at terms comparable to third party offers.

The Company leases property in which the Marlboro Avenue Branch is located. The lease became effective February 1, 2003. The 5-year lease has one 5-year renewal option. In addition to the base rent, the tenant reimbursed the landlord for improvements plus fifteen percent. The Company took possession of the property February 1, 2003.

Lease obligations will require payments as follows:

Period	Minimum rentals
2004	$42,530
2005	24,588
2006	22,896
2007	22,896
2008	1,800

Total	$114,710

Rent expense was $65,295 for 2003, $46,395 for 2002, and $32,022 for 2001.

8. Deposits

Major classifications of interest-bearing deposits are as follows:

	2003	2002	2001
Money Market and NOW	$27,463,450	$17,041,812	$21,250,869
Savings	6,796,483	6,441,519	5,249,411
Certificates of deposit of $100,000 or more	14,832,199	17,515,681	14,194,772
Other time	23,387,693	25,340,097	24,159,233

	$72,479,825	$66,339,109	$64,854,285

Interest expense on certificates of deposit issued in denominations of $100,000 or more was $601,012, $636,215 and $809,945 for the years ending December 31, 2003, 2002, and 2001, respectively.

The maturities of time deposits follow:

	2003	2002	2001
One year or less	$14,140,612	$21,408,416	$28,020,695
Over one to two years	8,761,145	4,149,185	5,031,945
Over two to three years	2,275,475	6,772,796	2,168,862
Over three to five years	13,042,660	10,511,168	3,064,640
Over five years	—	14,213	67,863

	$38,219,892	$42,855,778	$38,354,005

At December 31, 2001, one NOW account had a balance representing 5.06% of total deposits.

Easton Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

9. Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase represent overnight borrowings from customers. The government agency securities that are the collateral for these agreements are owned by the Company and maintained in the custody of a nonaffiliated bank designated by the Company. There were no securities sold under agreements to repurchase in 2003. Additional information is as follows:

	2002	2001
Maximum amount outstanding	$99,039	$79,999
Average amount outstanding	68,358	62,059
Average rate paid during the year	4.01%	4.01%
Investment securities underlying the agreements at year end
Carrying value	$52,360	$163,200
Estimated fair value	52,360	163,200

10. Long Term Debt

The Company may borrow up to 14% of total Bank risk weighted assets from the Federal Home Loan Bank (FHLB) through any combination of notes or line of credit advances. The line of credit interest rate is a variable rate set daily by the lender. Both the notes payable and the line of credit are secured by a floating lien on all of the Company’s residential first mortgage loans. The Company was required to purchase shares of capital stock in the FHLB as a condition to obtaining the line of credit.

In addition to the line of credit available from the FHLB, the Company has federal funds lines and other lines of credit from correspondent banks totaling $500,000.

In December 2003, the Company formed Easton Capital Trust I (the “Trust”) and on December 24, 2003, the Trust issued 3,000 Floating Rate Capital Securities (the “Capital Securities”) with an aggregate liquidation value of $3,000,000 to a third party in a private placement. Concurrent with the issuance of the Capital Securities, the Trust issued trust common securities to the Company in the aggregate liquidation value of $93,000. The proceeds of the issuance of the Capital Securities and trust common securities were invested in the Company’s Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Floating Rate Debentures”). The Floating Rate Debentures will mature on February 8, 2034, which date may be shortened to a date not earlier than February 8, 2009, if certain conditions are met (including the Company having received prior approval of the Board of Governors of the Federal Reserve System and any other required regulatory approvals). These Floating Rate Debentures, which are the only assets of the Trust, are subordinate and junior in right of payment to all present and future senior indebtedness (as defined in the Indenture dated December 24, 2003) of the Company. The Floating Rate Debentures accrue interest at a floating rate equal to the 3-month LIBOR plus 2.85%, payable quarterly. The quarterly interest rate on the Floating Rate Debentures for the period from December 24, 2003 through January 31, 2004 was equal to 4.02%. The quarterly distributions on the Capital Securities will be paid at the same rate that interest is paid on the Floating Rate Debentures.

The Company has fully and unconditionally guaranteed the Trust’s obligations under the Capital Securities. The Trust must redeem the Capital Securities when the Floating Rate Debentures are paid at maturity or upon any earlier prepayment of the Floating Rate Debentures. The Floating Rate Debentures may be prepaid if certain events occur, including a change in the tax status or regulatory capital treatment of the Capital Securities or a change in existing laws that requires the Trust to register as an investment company. The Company received net

Easton Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

10. Long Term Debt (Continued)

proceeds of $2,972,500, which will be used to fund the purchase of a portion of its common stock from stockholders in connection with the merger of Easton Facilitation, Inc. into the Company.

The trust preferred securities are not included in the consolidated financial statements of the Company, but are treated as tier 1 capital by the Federal Reserve.

Long-term debt as of December 31, is summarized as follows:

Federal Home Loan Bank Notes

Maturity date	Rate	2003	2002	2001	Interest frequency
December 2, 2002	2.60%	$—	$—	$600,000	Quarterly
August 4, 2003	variable	—	2,000,000	—	Quarterly
December 2, 2003	1.99%	—	600,000	—	Quarterly
November 22, 2004	2.56%	100,000	100,000	—	Quarterly
January 10, 2005	2.20%	200,000	—	—	Quarterly
November 21, 2005	3.11%	200,000	200,000	—	Quarterly
December 19, 2005	3.02%	725,000	725,000	—	Quarterly
July 31, 2006	2.84%	500,000	—	—	Quarterly
December 3, 2007	3.36%	418,498	425,000	—	Quarterly
December 3, 2007	4.04%	650,000	650,000	—	Quarterly
December 10, 2007	3.75%	270,000	270,000	—	Quarterly
December 17, 2007	3.81%	325,000	325,000	—	Quarterly
June 23, 2008	5.51%	1,000,000	1,000,000	1,000,000	Quarterly
November 23, 2009	3.79%	257,143	300,000	—	Quarterly
October 17, 2012	4.45%	270,000	300,000	—	Quarterly
February 11, 2019	5.00%	606,837	615,135	622,875	Monthly

		5,522,478	7,510,135	2,222,875
Junior Subordinated
Deferrable Interest Debentures
February 8, 2034 LIBOR + 2.85		3,093,000	—	—	Quarterly

		$8,615,478	$7,510,135	$2,222,875

Long-term debt as of December 31, 2003, matures as follows:

2004	$108,891
2005	1,134,519
2006	510,182
2007	1,674,378
2008	1,011,613
After five years	4,175,895

$8,615,478

Easton Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

11. Income Taxes

The components of income tax expense, are as follows:

	2003	2002	2001
Current
Federal	$340,754	$342,240	$248,263
State	79,317	66,069	50,762

	420,071	408,309	299,025
Deferred	(87,738)	(107,001)	(53,513)

	$332,333	$301,308	$245,512

The components of the deferred tax (benefit) are as follows:

	2003	2002	2001
Provision for loan and commitment losses	$(60,478)	$(66,522)	$(82,239)
Pension reserve	(27,946)	(6,798)	(3,797)
Depreciation	34,163	(204)	6,343
Cash method of accounting	(33,477)	(33,477)	26,180

	$(87,738)	$(107,001)	$(53,513)

The components of the deferred tax assets and liabilities as of December 31, are as follows:

	2003	2002	2001
Deferred tax assets
Allowance for credit losses	$422,370	$361,892	$295,370
Pension reserve under life insurance contract	38,541	10,595	3,797

	460,911	372,487	299,167

Deferred tax liabilities
Depreciation	110,884	76,721	76,925
Cash method of accounting	66,954	100,431	133,908
Unrealized gain on securities available for sale	26,529	38,206	18,072

	204,367	215,358	228,905

Net deferred tax asset	$256,544	$157,129	$70,262

Easton Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

11. Income Taxes (Continued)

The statutory federal income tax rate was 34% for 2003, 2002, and 2001. The provision for income taxes is reconciled as follows:

	2003	2002	2001
Income before income taxes	$903,459	$851,109	$700,469

Tax provision at statutory rates	$307,176	$289,377	$238,159
Increase (decrease) resulting from
State income taxes, less federal benefit	38,264	31,044	27,251
Nondeductible expenses	23,791	4,843	4,286
Tax-exempt income	(36,763)	(23,402)	(20,712)
Recognize change in expected tax reversal rate	—	—	(3,472)
Other	(135)	(554)	—

Provision for income taxes	$332,333	$301,308	$245,512

12. Other Operating Expenses

Other operating expenses are comprised as follows:

	2003	2002	2001
Advertising	$69,373	$70,800	$70,848
Data processing	211,900	196,864	164,028
Deposit assessment	35,455	12,182	11,154
Directors fees	51,125	39,000	10,400
Insurance	13,655	11,905	9,991
Loan reports and collection costs	40,057	34,249	27,389
Postage	54,590	52,377	47,590
Professional fees	158,346	93,263	94,166
Provision for loss on loan commitments	(14,256)	(18,626)	—
Proxy and transfer agent costs	18,242	18,833	22,658
Software amortization	15,575	12,947	9,664
Stationery and supplies	85,657	72,588	71,651
Telephone	39,460	34,861	30,495
Training	39,923	27,355	17,909
Travel and entertainment	38,689	27,082	32,565
Other	159,759	131,085	102,685

	$1,017,550	$816,765	$723,193

Easton Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

13. Related Party Transactions

The executive officers and directors of the Company and the Bank enter into loan transactions with the Bank in the ordinary course of business and consistent with regulatory requirements. The terms of these transactions are similar to the terms provided to other borrowers entering into similar loan transactions. A summary of the activity of loans to officers and directors follows:

	2003	2002	2001
Beginning balance	$1,871,876	$1,885,513	$1,691,783
Advances	844,280	910,950	407,889
Repayments	(996,765)	(924,587)	(271,203)
Other changes	—	—	57,044

Ending balance	$1,719,391	$1,871,876	$1,885,513

The Company paid rent to a company that is owned by a director. Annual rental payments of $3,600 were paid for each of the three years ended December 31, 2003.

Officers, directors, and employees are depositors of the Bank, receiving the same deposit rate and terms as other customers with similar deposits. As of December 31, 2003, the deposits of executive officers and directors were approximately 4.5% of total deposits.

During 2003, 2002, and 2001, the Bank leased office space to a director for $7,938 each year. A director is a partner in a law firm that periodically provides services to the Company or Bank. During 2001, payments to that law firm were $3,840. The Company paid $2,825 for other services to related parties during 2002.

14. Stock Option Plans and Stock Warrants

During 1999, the Company granted 56,000 nonqualified stock options to the chief executive officer of the Bank. The options vest at 10% per year. These options, with an exercise price of $10, expire December 31, 2009.

The Company has adopted a stock option plan, covering 35,000 shares of common stock, intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code. The plan provides for granting options to purchase shares of the common stock to the officers and other key employees of the Company and the Bank. No options have been granted.

The organizers of the Company and certain partnerships controlled by the organizers purchased 272,574 shares of common stock sold in the initial offering and held warrants to purchase up to 207,800 additional shares of common stock. The warrants were exercisable at a price of $10 per share for a period of 10 years, expiring June 30, 2003. In December of 2002, 5,515 warrants were exercised and from January to June of 2003, 198,674 warrants were exercised.

A summary of the status of the Company’s performance-based stock option plans follows:

Shares	2003	2002	2001
Outstanding, end of year	56,000	56,000	56,000

Total vested	28,000	22,400	16,800

Easton Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

14. Stock Option Plans and Stock Warrants (Continued)

The Bank applies APB No. 25 in accounting for the stock option plan. Accordingly, no compensation expense has been recognized for the stock options granted. Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), was issued in October, 1995 to establish accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123 requires measurement of compensation expense provided by stock-based plans using a fair value based method of accounting, and recognition of the compensation expense in the statement of income or disclosure in the notes to the financial statements.

15. Profit Sharing and Retirement Plans

In 1996, the Bank adopted a defined contribution profit sharing plan under Section 401(k) of the Internal Revenue Code. The plan covers substantially all of the employees and allows discretionary Bank contributions. During 2003, 2002, and 2001, the Board of Directors approved contributions that totaled $18,206, $12,308, and $11,575, respectively, matching 25% of employee contributions.

In February 2001, the Bank purchased life insurance to fund supplemental retirement benefits for an executive officer of the Bank. Vesting occurs at the rate of 10% per year. During 2003 and 2002 the Bank incurred expenses related to this benefit of $73,414 and $18,657, respectively.

16. Fair Value of Financial Instruments

The estimated fair values of the Company’s financial instruments are summarized below. The fair values of a significant portion of these financial instruments are estimates derived using present value techniques and may not be indicative of the net realizable or liquidation values. Also, the calculation of estimated fair values is based on market conditions at a specific point in time and may not reflect current or future fair values.

The fair value of financial instruments equals the carrying value of the instruments except for the following:

	2003		2002		2001
	Carrying amount	Fair value	Carrying amount	Fair value	Carrying amount	Fair value
Financial assets
Loans, net	$80,091,120	$83,498,442	$71,465,781	$72,558,326	$63,044,907	$63,963,437
Financial liabilities
Interest-bearing deposits and securities sold under agreements to repurchase	72,479,825	73,813,725	66,400,073	67,752,314	64,919,771	65,542,890
Notes payable	8,615,478	8,649,440	7,510,135	7,623,403	2,222,875	2,238,502

The fair values of securities, as disclosed in Note 5, are determined using market quotations.

The fair value of fixed-rate loans is estimated to be the present value of scheduled payments discounted using interest rates currently in effect. The fair value of variable-rate loans, including loans with a demand feature, is estimated to equal the carrying amount. The valuation of loans is adjusted for possible loan losses.

Easton Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

16. Fair Value of Financial Instruments (Continued)

The fair value of interest-bearing checking, savings, and money market deposit accounts is equal to the carrying amount. The fair value of fixed-maturity time deposits is estimated based on interest rates currently offered for deposits of similar remaining maturities.

It is not practicable to estimate the fair value of outstanding loan commitments, unused lines, and letters of credit.

17. Capital Standards

The Federal Reserve Board and the Federal Deposit Insurance Corporation have adopted risk-based capital standards for banking organizations. These standards require ratios of capital to assets for minimum capital adequacy and to be classified as well capitalized under prompt corrective action provisions. The capital ratios and minimum capital requirements of the Bank are as follows:

	Actual		Minimum capital adequacy		To be Well capitalized
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2003
Total capital (to risk-weighted assets)	$9,382	11.4%	$6,609	8.0%	$8,260	10.0%
Tier 1 capital (to risk-weighted assets)	$8,348	10.1%	$3,304	4.0%	$4,960	6.0%
Tier 1 capital (to average fourth quarter assets)	$8,348	8.3%	$4,044	4.0%	$5,060	5.0%

December 31, 2002
Total capital (to risk-weighted assets)	$6,990	9.6%	$5,844	8.0%	$7,305	10.0%
Tier 1 capital (to risk-weighted assets)	$6,076	8.3%	$2,922	4.0%	$4,383	6.0%
Tier 1 capital (to average fourth quarter assets)	$6,076	7.0%	$3,492	4.0%	$4,365	5.0%

December 31, 2001
Total capital (to risk-weighted assets)	$6,470	10.1%	$5,110	8.0%	$6,387	10.0%
Tier 1 capital (to risk-weighted assets)	$5,752	9.0%	$2,555	4.0%	$3,832	6.0%
Tier 1 capital (to average fourth quarter assets)	$5,752	7.5%	$3,061	4.0%	$3,826	5.0%

Tier 1 capital consists of common stock, surplus, and undivided profits. Total capital includes a limited amount of the allowance for loan losses. In calculating risk-weighted assets, specified risk percentages are applied to each category of asset and off-balance sheet items.

Failure to meet the capital requirements could affect the Bank’s ability to pay dividends and accept deposits and may significantly affect the operations of the Bank.

In the most recent regulatory report, the Bank was categorized as well capitalized under the prompt corrective action regulations. Management knows of no events or conditions that should change this classification.

Easton Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

18. Parent Company Financial Information

The balance sheets and statements of income and cash flows for Easton Bancorp, Inc. (Parent Only) follow:

	December 31,
	2003	2002	2001
Balance Sheets
Assets
Cash	$3,015,985	$66,886	$11,986
Land & Improvements	180,449	—	—
Investment in subsidiary bank	8,390,354	6,149,780	5,787,384
Investment in Easton Capital Trust I	93,000	—	—
Deferred loan costs	27,500	—	—
Refundable taxes, net of refund due bank	23,877	17,947	15,334

Total assets	$11,731,165	$6,234,613	$5,814,704

Liabilities and Stockholders’ Equity
Liabilities
Junior Subordinated Debentures	$3,093,000	$—	$—
Accrued Interest	2,313	—	—

Total liabilities	3,095,313	—	—

Stockholders’ equity
Common stock	76,451	$56,583	$56,032
Additional paid-in capital	7,248,958	5,282,086	5,227,487
Retained earnings	1,258,945	821,778	496,104

	8,584,354	6,160,447	5,779,623
Accumulated other comprehensive income	51,498	74,166	35,081

Total stockholders’ equity	8,635,852	6,234,613	5,814,704

Total liabilities and stockholders’ equity	$11,731,165	$6,234,613	$5,814,704

	Years Ended December 31,
	2003	2002	2001
Statements of Income
Revenue
Interest revenue	$2,515	$156	$643
Dividends	157,508	261,627	112,064
Equity in undistributed income of subsidiary	513,242	323,311	373,125

	673,265	585,094	485,832

Expenses
Interest expense	2,313	—	—
Legal fees	79,529	—	—
Other	44,174	53,240	46,209

	126,016	53,240	46,209

Income before income taxes	547,249	531,854	439,623
Income tax benefit	23,877	17,947	15,334

Net income	$571,126	$549,801	$454,957

Easton Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

18. Parent Company Financial Information (Continued)

	Years Ended December 31,
	2003	2002	2001
Statements of Cash Flows
Cash flows from operating activities
Interest received	$2,515	$156	$643
Dividends received	157,508	261,627	112,064
Income taxes refunded	17,947	15,334	14,709
Cash paid for operating expenses	(123,703)	(53,240)	(46,209)

	54,267	223,877	81,207

Cash flows from investing activities
Purchase of land and improvements	(180,449)	—	—
Increase in investment in subsidiary	(1,750,000)	—	—
Investment in Easton Capital Trust I	(93,000)	—	—

	(2,023,449)	—	—

Cash flows from financing activities
Proceeds from warrants exercised	1,986,740	55,150	—
Proceeds from junior subordinated debentures	3,093,000	—	—
Deferred cost	(27,500)	—	—
Dividends paid	(133,959)	(224,127)	(112,064)

	4,918,281	(168,977)	(112,064)

Net increase (decrease) in cash	2,949,099	54,900	(30,857)
Cash at beginning of year	66,886	11,986	42,843

Cash at end of year	$3,015,985	$66,886	$11,986

Reconciliation of net income to net cash provided by operating activities
Net income	$571,126	$549,801	$454,957
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Undistributed net income of subsidiary	(513,242)	(323,311)	(373,125)
Accrued interest payable	2,313	—	—
Increase in other assets	(5,930)	(2,613)	(625)

	$54,267	$223,877	$81,207

Easton Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

19. Quarterly Results of Operations (Unaudited)

The following is a summary of the unaudited quarterly results of operations:

	Three months ended
	December 31,	September 30,	June 30,	March 31,
2003
Interest revenue	$1,396,964	$1,367,056	$1,404,968	$1,303,053
Interest expense	477,615	483,644	490,574	484,031
Net interest income	919,349	883,412	914,394	819,022
Provision for loan losses	—	39,528	58,815	58,255
Net income	166,715	124,475	143,544	136,392
Comprehensive income	180,502	102,309	145,210	120,437
Earnings per share - basic	$0.23	$0.16	$0.21	$0.24
Earnings per share - diluted	$0.18	$0.16	$0.23	$0.23

2002
Interest revenue	$1,334,842	$1,313,415	$1,282,805	$1,251,350
Interest expense	488,550	478,489	502,788	526,643
Net interest income	846,292	834,926	780,017	724,707
Provision for loan losses	131,442	53,088	53,088	52,815
Net income	141,364	157,646	138,298	112,493
Comprehensive income	138,214	174,839	185,855	89,978
Earnings per share - basic	$0.25	$0.28	$0.25	$0.20
Earnings per share - diluted	$0.24	$0.27	$0.24	$0.20

2001
Interest revenue	$1,330,409	$1,381,884	$1,384,313	$1,349,317
Interest expense	602,697	682,549	705,325	680,934
Net interest income	727,712	699,335	678,988	668,383
Provision for loan losses	28,744	79,814	56,034	48,354
Net income	185,175	93,648	75,715	100,419
Comprehensive income	166,000	122,220	77,066	135,213
Earnings per share - basic	$0.33	$0.17	$0.14	$0.18
Earnings per share - diluted	$0.32	$0.16	$0.14	$0.18

THE FOLLOWING COMMENT IS REQUIRED BY THE FEDERAL DEPOSIT INSURANCE CORPORATION:

“This statement has not been reviewed or confirmed for accuracy or relevance by the Federal Deposit Insurance Corporation.”

INDEX TO EXHIBITS

Exhibit Number	Description
2.1	Amended and Restated Agreement and Plan of Merger, dated as of December 25, 2003, by and between the Company and Easton Facilitation, Inc. (incorporated by reference to Appendix A to the Company’s Preliminary Proxy Statement on Schedule 14A, filed with the SEC on February 10, 2004)

3.1	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of Registration Statement on Form S-18, File No. 33-43317).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-KSB filed on March 29, 2002, for the fiscal year ended December 31, 2001).

+10.1	Easton Bancorp, Inc. 1991 Stock Option Plan (incorporated by reference to Exhibit 10.2 of Registration Statement on Form S-18, File No. 33-43317).

10.2	Form of Warrant Agreement (incorporated by reference to Exhibit 10.3 of Registration Statement on Form S-18, File No. 33-43317).

10.3	Lease Agreement dated June 4, 1999, between the Bank and ZNB, LLP (incorporated by reference to Exhibit 10.3 of the Company’s Annual Report on Form 10-KSB filed on March 28, 2000, for the fiscal year ended December 31, 1999).

+10.4	Non-Qualified Stock Option Agreement with R. Michael S. Menzies dated May 1, 1999 (incorporated by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-KSB filed on March 28, 2000, for the fiscal year ended December 31, 1999).

10.5	Lease dated November 21, 2002, between the Bank and Marlboro Plaza, Inc. (incorporated by reference to Exhibit 10.5 of the Company’s Annual Report or Form 10-KSB filed on March 28, 2003, for the fiscal year ended December 31, 2002).

*10.6	Addendum to Lease Agreement by and between W. David Hill and Easton Bank & Trust dated July 1, 1998.

*10.7	Second Addendum to Lease Agreement by and between W. David Hill and Easton Bank & Trust dated June 30, 2003.

*21.1	Subsidiaries of the Company

*31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14a of the Securities and Exchange Act of 1934, as amended.

*31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14a of the Securities and Exchange Act of 1934, as amended.

*32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*32.2	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*	Filed herewith
+	Management Contract or Compensation Plan or Arrangement.