Form 10QSB
period 2004-03-31
EASTON BANCORP INC/MD
filed 2004-05-17
CIK 880209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

COMMISSION FILE NUMBER: 000-23960

EASTON BANCORP, INC.

(Exact name of small business issuer as specified in its charter)

Maryland	52-1745344
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

501 Idlewild Avenue, Easton, Maryland 21601

(Address of principal executive offices)

(410) 819-0300

(Issuer’s telephone number)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Check whether issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act (“Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

On May 12, 2004, 764,507 shares of the issuer’s common stock, par value $0.10 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (check one):     Yes  ☐    No  ☒

-i-

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Easton Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

	March 31, 2004	December 31, 2003
	(Unaudited)
Assets
Cash and due from banks	$3,324,005	$2,829,129
Federal funds sold	3,884,598	3,521,881
Restricted equity investments at cost	312,250	578,250
Investment securities available for sale	7,444,356	8,415,342
Loans held for sale	1,828,579	2,573,497
Loans, less allowance for credit losses of $1,182,504 and $1,136,870, respectively	83,373,569	80,091,120
Premises and equipment, net	1,813,150	1,840,001
Accrued interest receivable	444,035	423,136
Bank Owned Life Insurance Policy	1,411,202	1,398,093
Other assets	295,156	216,413
Deferred income taxes	152,459	256,544

Total assets	$104,283,359	$102,143,406

Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing	$12,217,649	$11,991,367
Interest-bearing	74,381,313	72,479,825

Total deposits	86,598,962	84,471,192
Accrued interest payable	108,136	94,894
Long term debt	8,593,399	8,615,478
Other liabilities	245,626	325,990

Total liabilities	95,546,123	93,507,554

Stockholders’ equity
Common stock, par value $0.10 per share; authorized 5,000,000 shares; 764,507 shares issued and outstanding	76,451	76,451
Additional paid-in-capital	7,248,958	7,248,958
Retained earnings	1,350,030	1,258,945

	8,675,439	8,584,354
Accumulated other comprehensive income	61,797	51,498

Total stockholders’ equity	8,737,236	8,635,852

Total liabilities and stockholders’ equity	$104,283,359	$102,143,406

See accompanying Notes to Interim Consolidated Financial Statements.

Easton Bancorp, Inc. and Subsidiary

Consolidated Statements of Income

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Interest revenue
Loans, including fees	$1,317,629	$1,246,788
Investment securities	69,581	48,833
Federal funds sold	6,250	7,432

Total interest revenue	1,393,460	1,303,053

Interest expense	473,220	484,031

Net interest income	920,240	819,022

Provision for loan losses	58,667	58,255

Net interest income after provision for loan losses	861,573	760,767

Noninterest revenue	218,857	202,133

Noninterest expense
Salaries and benefits	491,865	450,471
Occupancy	50,575	39,496
Furniture and equipment	40,109	32,458
Other operating	292,065	218,083

Total other noninterest expense	874,614	740,508

Income before income taxes	205,816	222,392
Income tax expense	76,506	86,000

Net income	$129,310	$136,392

Earnings per common share
Basic	$0.17	$0.24

Diluted	$0.16	$0.23

See accompanying Notes to Interim Consolidated Financial Statements.

Easton Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities
Interest received	$1,359,965	$1,372,140
Other revenue received	134,979	233,415
Cash paid for operating expenses	(807,506)	(689,970)
Interest paid	(473,087)	(483,663)
Loans originated for sale	(2,361,675)	(6,993,093)
Proceeds from loan sales	3,106,593	7,174,360
Income taxes paid	17,947	(211,352)

	977,216	401,837

Cash flows from investing activities
Purchase of premises and equipment	(13,300)	(89,088)
Loans originated, net of principal repayments	(3,339,893)	(3,464,243)
Purchase of investment securities	(1,778,261)	(1,352,101)
Proceeds from sales and maturities of investments	2,776,224	970,760
Purchase of software	(4,859)	(1,680)
Proceeds from sale of Federal Home Loan Bank stock	266,000	—

	(2,094,089)	(3,936,352)

Cash flows from financing activities
Net increase (decrease) in:
Time deposits	(278,177)	117,868
Other deposits	2,405,947	9,410,665
Securities sold under agreements to repurchase	—	(60,964)
Other borrowings	(115,079)	(1,821,819)
Dividends paid	(38,225)	(28,292)

	1,974,466	7,617,458

Net increase (decrease) in cash	857,593	4,082,943
Cash and cash equivalents at beginning of period	6,351,010	3,595,245

Cash and cash equivalents at end of period	$7,208,603	$7,678,188

See accompanying Notes to Interim Consolidated Financial Statements.

Easton Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows (Continued)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Reconciliation of net income to net cash provided (used) in operating activities
Net income	$129,310	$136,392
Adjustments to reconcile net income to net cash provided (used) in operating activities:
Depreciation and amortization	44,255	33,364
Provisions for loan and commitment losses	58,667	58,255
Net loans originated for sale	744,918	181,267
Increase in cash surrender value of insurance	(13,109)	(21,388)
Securities amortization, net of accretion	7,353	13,304
Deferred income taxes	94,453	(16,121)
Accrued income taxes, net of prepaid taxes	—	(109,231)
Decrease (increase) in accrued interest receivable and other assets	(94,561)	56,994
Increase in operating accounts payable and other liabilities	25,878	64,819
Loss (gain) on sales of securities	(18,724)	—
Decrease in deferred loan origination fees	(1,224)	4,182

	$977,216	$401,837

See accompanying Notes to Interim Consolidated Financial Statements.

Notes to Interim Consolidated Financial Statements:

1.	Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004, are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto for the Company’s fiscal year ended December 31, 2003, included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

2.	Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, unrestricted amounts due from banks, overnight investments in repurchase agreements, and federal funds sold.

3.	Comprehensive Income

Comprehensive income consists of:

	Three Months Ended March 31
	2004	2003
Net income	$129,310	$136,392
Unrealized gain (loss) on investment securities available for sale, net of income taxes	10,299	(15,955)

Comprehensive income	$139,609	$120,437

SPECIAL CAUTIONARY NOTICE REGARDING

FORWARD-LOOKING STATEMENTS

This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements appear in a number of places in this Report and include all statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) the Company’s financing plans; (ii) trends affecting the Company’s financial condition or results of operations; (iii) the Company’s growth strategy and operating strategy; and (iv) the declaration and payment of dividends. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors discussed herein and those factors discussed in detail in the Company’s filings with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update or otherwise revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless the securities laws require the Company to do so.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Recent Developments

Effective December 5, 2003, Easton Bancorp, Inc. (the “Company”) entered into a merger agreement pursuant to which the Company will merge with Easton Facilitation, Inc., a newly-formed subsidiary of the Company organized solely for the purpose of effecting what is commonly referred to as a “going private transaction.” The purpose of the merger is to reduce the number of stockholders of the Company to fewer than 300, as required for the suspension of the Company’s reporting requirements under Section 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Board of Directors has called a special meeting of the stockholders of the Company to be held on June 16, 2004 at 9:00 a.m. If the stockholders approve the proposed merger at the special meeting, the transaction is expected to close in June of 2004.

In connection with the going private transaction, on December 18, 2003, the Board of Directors of the Company approved certain matters relating to the private placement of the trust preferred securities, including the formation of Easton Capital Trust I, a Delaware statutory trust, as a subsidiary of the Company. On December 24, 2003, Easton Capital Trust I completed the private placement of $3,000,000 of trust preferred securities and in connection, the Company issued floating rate junior subordinated debentures in an amount of $3,093,000, with net proceeds to the Company of $2,972,500. The Company will use the net proceeds to partially fund the amount to be paid to cash-out stockholders in the going private transaction.

Overview

The Company was incorporated in Maryland on July 19, 1991, to become a one-bank holding company by acquiring all of the capital stock of Easton Bank & Trust Company (the “Bank”) upon its formation. The Bank commenced business on July 1, 1993, and the only activity of the Company since then has been the ownership and operation of the Bank. The Bank was organized as a nonmember state bank under the laws of the State of Maryland. The Bank is engaged in a general commercial banking business, emphasizing in its marketing the Bank’s local management and ownership, from its main office location in its primary service area, Talbot County, Maryland. During 1999, the Bank opened a full-service branch office in Denton, Maryland, which is in Caroline County. In addition, during 2001, the Bank opened a full service branch office in Oxford, Maryland, which is in Talbot County. In April, 2003 the Bank opened a second full service branch located at 106 Marlboro Avenue in Easton, Maryland. The Bank offers a full range of deposit services that are typically available in most banks and savings and loan associations, including checking accounts, NOW accounts, savings accounts and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. In addition, the Bank offers certain retirement account services, such as Individual Retirement Accounts. The Bank offers a full range of short to medium-term commercial and personal loans. The Bank also originates and holds or sells into the secondary market fixed and variable rate mortgage loans and real estate construction and acquisition loans. Other Bank services include cash management services, safe deposit boxes, traveler’s checks, debit cards, direct deposit of payroll and social security checks, and automatic drafts for various accounts. . The Bank is associated with the STAR and PLUS networks of automated teller machines that may be used by Bank customers throughout Maryland and other regions. The Bank also offers a VISA debit card and it offers MasterCard and VISA credit card services through a correspondent bank as an agent for the Bank. Additionally, in March of 2003 the Bank began to offer non-deposit products to its customers.

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Company’s financial statements and related notes and other statistical information included elsewhere herein.

Critical Accounting Policies

The Company’s accounting policies are integral to understanding the financial results reported. Accounting policies are described in detail in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003. The Company believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity:

Allowance for Loan Losses - The allowance for loan losses is a reserve established through charges to earnings in the form of a provision for loan losses. Management has established an allowance for loan losses which it believes is adequate for estimated losses in the Company’s loan portfolio. Based on an evaluation of the loan portfolio, management presents a monthly review of the allowance for loan losses to the Bank’s Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance. In making its evaluation, management considers factors such as historical loan loss experience, industry diversification of the Company’s commercial loan portfolio, the amount of nonperforming assets and related collateral, the volume, growth and composition of the Company’s loan portfolio, current economic changes that may affect the borrower’s ability to pay and the value of collateral, the evaluation of the Company’s loan portfolio through its internal loan review process and other relevant factors. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. Charge-offs occur when loans are deemed to be uncollectible. The allowance for loan losses includes allowance allocations calculated in accordance with Statement of Financial Accounting Standards (SFAS) No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended by SFAS 118, and allowance allocations determined in accordance with SFAS No. 5, “Accounting for Contingencies.”

Results of Operations

Net income for the Company for the three months ended March 31, 2004, was $129,310, compared to $136,392 for the corresponding period of 2003. Net interest income increased $101,218 and noninterest income increased $16,724 for the quarter ended March 31, 2004 compared to the same quarter in 2003; however, these increases in income were offset by an increase of $134,106 in total noninterest expense for the same periods. The increase in net interest income is primarily due to declining interest rates on deposits, which resulted in a decrease in interest expense of $10,811 for the three months ended March 31, 2004 compared to the corresponding period in 2003, and by an increase in interest earned of $90,407 due primarily to loan growth for the same periods. The increase in total operating expenses for the quarter ended March 31, 2004 compared to March 31, 2003 is primarily attributed to an increase in salaries and benefits of $41,394, an increase for occupancy, furniture and equipment of $18,730 and an increase in other operating expenses of $73,982. These noninterest costs were greater primarily because the Marlboro Avenue Office opened April 15, 2003 and therefore was not fully staffed in the first quarter of 2003.

The following table depicts interest income on earning assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the three months ended March 31, 2004 and for the three months ended March 31, 2003. Interest on tax-favored investments and loans are reported with adjustments to provide a fully taxable equivalent basis.

	CONSOLIDATED			CONSOLIDATED
	Average Balances, Interest, and Yields For the Three Months Ended March 31, 2004			Average Balances, Interest, and Yields For the Three Months Ended March 31, 2003
	Average Balance	Interest	Yield	Average Balance	Interest	Yield
Assets
Federal funds sold	$2,567,739	$6,250	0.95%	$2,553,493	$7,602	1.19%
Investment securities:
U.S. government agency	3,287,656	22,822	2.76	4,344,280	43,216	3.98
State and municipal	1,517,497	22,165	5.84	208,261	3,223	6.19
GNMA’s	2,901,755	27,146	3.76	—	—	—
Trust Preferred	93,000	908	3.88	—	—	—
Other	483,390	5,027	4.18	431,500	5,020	4.72

Total investment securities	8,283,298	78,068	3.76	4,984,041	51,459	4.13

Loans:
Demand and time	20,762,209	295,199	5.71	18,539,035	269,399	5.89
Mortgage	60,889,591	957,411	6.31	54,832,759	900,252	6.66
Installment	3,509,825	66,944	7.68	3,678,162	79,108	8.72

Total loans	85,161,625	1,319,554	6.23	77,049,956	1,248,759	6.57

Allowance for loan losses	1,163,023			949,949

Total loans, net of allowance	83,998,602	1,319,554	6.31	76,100,007	1,248,759	6.65

Total interest-earning assets	94,849,639	1,403,872	5.95	83,637,541	1,307,820	6.34

Noninterest-bearing cash	2,904,530			2,667,011
Bank premises and equipment	1,829,473			1,641,817
Other assets	2,537,771			1,875,231

Total assets	$102,121,413			$89,821,600

Liabilities and Stockholders’ Equity
Interest-bearing deposits:
Savings and NOW deposits	$27,878,700	$55,981	0.80%	$17,313,700	$26,897	0.63%
Money market deposits	8,431,770	23,175	1.09	8,520,860	25,694	1.22
Other time deposits	37,314,699	307,766	3.30	42,852,584	375,122	3.55

Total interest-bearing deposits	73,625,169	386,922	2.13	68,687,143	427,713	2.53
Noninterest-bearing deposits	10,600,819	—	—	8,247,373	—	—

Total deposits	84,225,988	386,922	1.85	76,934,516	427,713	2.25
Borrowed funds	5,667,862	55,041	3.90	6,166,236	56,318	3.65
Long-term debt	3,093,000	31,257	4.00	—	—	—

	92,986,850	473,220	2.05	83,100,752	484,031	2.36

Other liabilities	410,610			467,905
Stockholders’ equity	8,723,953			6,252,943

Total liabilities and stockholders’ equity	$102,121,413			$89,821,600

Net interest spread			3.90%			3.98%

Net interest income		$930,652			$823,789

Net margin on interest-earning assets			3.94%			3.99%

The Bank’s loan portfolio increased from $82.7 million at December 31, 2003, to $85.2 million at March 31, 2004. The Bank’s provision for loan losses was $58,667 for the quarter ended March 31, 2004, compared to $58,255 for the quarter ended March 31, 2003. The allowance for loan losses was $1,182,504 at March 31, 2004, or 1.40% of total loans excluding loans held for sale, compared to $1,136,870 at December 31, 2003, or 1.40%. The level of the allowance for loan losses represents management’s current estimate of future losses in the loan portfolio; however, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional increases in the allowance will not be required.

The following table presents activity in the allowance for loan losses for the three months ended March 31, 2004 and the year ended December 31, 2003:

Allowance for Loan Losses

	March 31, 2004	December 31, 2003
Balance at beginning of year	$1,136,870	$924,859
Loan Losses:
Commercial	2,967	43,229
Real estate	—	—
Consumer	22,184	12,806

Total loan losses	25,151	56,035

Recoveries on loans previously charged off:
Commercial	3,122	83,118
Real estate	—	28,330
Consumer	8,996	—

Total loan recoveries	12,118	111,448

Net loan losses	13,033	(55,413)
Provision for loan losses charged to expense	58,667	156,598

Balance at end of period	$1,182,504	$1,136,870

Allowance for loan losses to outstanding loans at end of period	1.40%	1.40%
Net charge-offs (recoveries) to average loans – annualized	0.02%	(0.07)%

Non-Performing Assets and Past-Due Loans

Nonaccrual loans and loans past due 90 days or more are as follows:

	March 31, 2004	December 31, 2003
Nonaccrual
Commercial	$91,543	$107,562
Mortgage	203,032	219,833
Installment	20,972	33,599

	$315,547	$360,994

Interest not accrued	$15,301	$14,050
Loans past due ninety days or more, still accruing interest	$383,102	$432,017
Total non performing loans	$698,649	$793,011

Noninterest expense increased $134,106 to $874,614 for the quarter ended March 31, 2004, from $740,508 for the quarter ended March 31, 2003. The increase was primarily due to the increases in salaries and benefits of $41,394, and an increase for occupancy, furniture and equipment of $18,720. The increase in salaries and benefits was due to annual salary increases and expenses associated with the addition of two new full-time employees hired for the Marlboro Avenue Office and the increase in occupancy, furniture and equipment was principally due to the costs associated with opening the Marlboro Avenue Office. The Marlboro Avenue Office was opened April 15, 2003, was not fully staffed in the first quarter of 2003. Also, noninterest expense increased $73,982 due to legal expenses incurred in connection with the going private transaction.

Return on average assets and average equity, on an annualized basis, for the quarter ended March 31, 2004, were 0.51% and 5.96%, respectively, compared to 0.65% and 9.28%, respectively, for the same quarter of 2003. Earnings per share on a fully diluted basis for the quarters ended March 31, 2004, and March 31, 2003, amounted to $0.16 and $0.23, respectively.

The Company’s assets ended the first quarter of 2004 at $104.3 million, an increase of $2.1 million, or 2.1%, from $102.1 million at December 31, 2003. This increase can be attributed primarily to an increase of $3.3 million in the Bank’s loans offset by a decrease in investment securities of $1.0 million. Borrowings from Federal Home Loan Bank of Atlanta total $5.5 million, all match funded to loans.

Management expects that its 2004 income will exceed expenses. Although management expects that the Company’s current profitably will continue, future events, such as an unanticipated deterioration in the loan portfolio, could reverse this trend. Management’s expectations are based on management’s best judgment and actual results will depend on a number of factors that cannot be predicted with certainty and thus fulfillment of management’s expectations cannot be assured.

Liquidity and Sources of Capital

Liquidity involves the Company’s ability to raise funds to support asset growth or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate the Company on an ongoing basis. The Company’s liquidity needs have been met by growth in core deposits and borrowings from the Federal Home Loan Bank of Atlanta and its primary source of liquidity is cash on hand, plus short-term investments. Also, the Company recently issued junior subordinated debentures, the proceeds of which are expected to be used to fund the purchase of shares in the going private transaction.

Total deposits increased $2.1 million from $84.5 million at December 31, 2003 to $86.6 million at March 31, 2004, and the increase is primarily reflected in the increase in the Bank’s loans of $3.3 million, offset by the decrease in the investment securities of $1.0 million. At March 31, 2004, the Company’s liquid assets totaled $14.7 million, or 14.05% of total assets, compared to $14.7 million, or 14.46% of total assets, at December 31, 2003. Another source of liquidity is the $12.2 million secured line of credit the Company has from the Federal Home Loan Bank of Atlanta, of which $5.5 million is used, and the $500,000 unsecured line of credit the Company has from another correspondent bank. If additional liquidity is needed, the Bank will sell participations in its loans.

At March 31, 2004, the Company had outstanding $3,093,000 million in floating rate junior subordinated debentures issued to the Easton Capital Trust I in the private placement in December of 2003.

In January 2001, the Company invested in a bank owned life insurance policy on the life of Jeffrey N. Heflebower, an officer of the Bank. The beneficiaries of the policy include both the Bank and certain heirs of Mr. Heflebower. To fund the policy, the Bank contributed $1,225,000. The cash surrender value of the policy, which was $1,411,202 as of March 31, 2004, is not considered a liquid asset of the Company. The policy also provides supplemental retirement benefits for Mr. Heflebower.

Total shareholders’ equity was $8,737,236 at March 31, 2004, compared with $8,635,852 at December 31, 2003, an increase of $101,384 or 1.17%. The increase was due primarily to net earnings of $129,310 partially offset by dividends paid of $38,225 for the three months ended March 31, 2004.

The capital of the Company and the Bank exceeded all prescribed regulatory capital guidelines at March 31, 2004. At March 31, 2004, the Bank’s Tier 1 leverage ratio was 8.35%, its risk-weighted total capital ratio was 11.05%, and its Tier 1 risk-weighted capital ratio was 9.80%. The Company expects that its current capital and short-term investments will satisfy the Company’s cash requirements for the foreseeable future. However, no assurance can be given in this regard as rapid growth, deterioration in the loan quality or poor earnings, or a combination of these factors, could change the Company’s capital position in a relatively short period of time.

Dividends

The Board of Directors declared a $0.05 per share cash dividend to be paid to shareholders of record on February 3, 2004. The dividend was paid on February 17, 2004. On April 26, 2004, the Board of Directors declared a $0.05 per share cash dividend on the Company’s outstanding shares of stock to be paid to shareholders of record on April 30, 2004. The dividend will be paid on May 14, 2004. The declaration and payment of future dividends will depend upon a number of factors, including future earnings, financial condition, cash needs, and general business conditions. If dividends should be declared in the future, the amount of such dividends presently cannot be estimated and it cannot be known whether such dividends would continue for future periods.

Market Risk

Net interest income of the Company is one of the most important factors in evaluating the financial performance of the Company. The Company uses interest sensitivity analysis to determine the effect of rate changes. Net interest income is projected over a one-year period to determine the effect of an increase or decrease in the prime rate of 100 basis points. If prime were to decrease 100 basis points, the Company may experience a decrease in net interest income of $262,804 if all assets and liabilities maturing within that period were adjusted for the rate change. The sensitivity analysis does not consider the likelihood of these rate changes nor whether management’s reaction to this rate change would be to reprice its loans and deposits.

Item 3. Controls and Procedures

Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Exchange Act) are effective in timely alerting them to material information required to be included in the Company’s periodic reports filed with the Securities and Exchange Commission. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in internal controls over financial reporting. There were no significant changes in the Company’s internal controls over financial reporting during the Company’s most recently completed fiscal quarter that have materially or in other factors that could have significantly affected or are reasonably likely to affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending legal proceedings to which the Company or the Bank is a party or of which any of their property is the subject.

Item 2. Changes in Securities

(a) Not applicable.

(b) Not applicable.

(c) Not applicable.

(d) Not applicable.

(e) Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to security holders for a vote during the quarter ended March 31, 2004.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits.

	11.1	Computation of Earnings Per Share.

	31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(e) of Securities Exchange Act of 1934, as amended.

	31.2	Certification of Principal Financial Officer pursuant to Rule 13a-15(e) of Securities Exchange Act of 1934, as amended.

	32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

There were no reports on Form 8-K filed by the Company during the quarter ended March 31, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EASTON BANCORP, INC.
(Registrant)

Date: May 17, 2004	By:	/s/ R. Michael S. Menzies
R. Michael S. Menzies
President
(Principal Executive Officer)

Date: May 17, 2004	By:	/s/ Pamela A. Mussenden
Pamela A. Mussenden
Assistant Treasurer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
11.1	Computation of Earnings Per Share.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.